Form 10QSB
period 1995-03-31
WINSTON RESOURCES INC
filed 1995-05-19
CIK 815274

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)
/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1995

/ /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ________________ to ________________

       Commission file number 1-9629

                            WINSTON RESOURCES, INC.
- - --------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           DELAWARE                                            13-3134278
- - -------------------------------                             -------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                             Identification No.)

                535 Fifth Avenue, New York, New York 10017-3662
- - --------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                (212) 557-5000
- - --------------------------------------------------------------------------------
                          (Issuer;s telephone number)

                                 NOT APPLICABLE
- - --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X   No
                                 ---     ---

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                  Yes     No
                                      ---    ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,915,800 shares of Common Stock, par value $.01 per share, outstanding on May 12, 1995.

                    This paper copy being submitted pursuant to Rule 901(d) of Regulation S-T

                   WINSTON RESOURCES, INC., AND SUBSIDIARIES

                               TABLE OF CONTENTS



PART 1 - FINANCIAL INFORMATION


ITEM 1.       FINANCIAL STATEMENTS

              CONSOLIDATED BALANCE SHEET

              -MARCH 31, 1995 (UNAUDITED)

              CONSOLIDATED STATEMENTS OF OPERATIONS

              - THREE MONTHS ENDED MARCH 31, 1995 AND 1994 (UNAUDITED)

              CONSOLIDATED STATEMENTS OF CASH FLOWS

              - THREE MONTHS ENDED MARCH 31, 1995 AND 1994 (UNAUDITED)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS



PART II - OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

                    WINSTON RESOURCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                              AS AT MARCH 31, 1995
                                  (Unaudited)


                                     ASSETS
                                    (Note 4)


Current assets:
  Cash                                                     $  101,000
  Accounts and notes receivable, trade, net                 5,291,000
  Prepaid expenses and other current assets                   162,000
                                                           ----------
      Total current assets                                  5,554,000

Fixed Assets, net                                             320,000

Other assets:
  Long-term portion of notes receivable                       173,000
  Security deposits and other assets                          443,000
  Restrictive covenants and other
    intangibles, net                                          934,000
                                                           ----------

      Total                                                $7,424,000
                                                           ==========


                See Notes to Consolidated Financial Statements.

                    WINSTON RESOURCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                              AS AT MARCH 31, 1995
                                  (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable and accrued expenses                    $2,586,000
  Credit facility debt (Note 4)                               659,000
  Capital lease obligation                                     43,000
                                                           ----------
      Total current liabilities                             3,288,000

Deferred rent                                                 391,000

Deferred credit - net (Note 2)                                  1,000

Long-term portion of credit facility debt                     500,000

Long-term portion of capital lease obligation                  63,000
                                                           ----------
      Total liabilities                                     4,243,000

Contingencies (Note 5)

Stockholders' equity (Note 3):
  Preferred stock - $100 par value; authorized
    2,000,000 shares, no shares issued
  Common stock, $.01 par value; authorized
    10,000,000 shares, issued and outstanding
    2,915,800 shares                                           29,000
  Additional paid-in capital                                4,393,000
  Accumulated deficit                                      (1,241,000)
                                                           ----------
      Total stockholders' equity                            3,181,000
                                                           ----------
      Total                                                $7,424,000
                                                           ==========


                See Notes to Consolidated Financial Statements.

                    WINSTON RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (Unaudited)


                                                  1995            1994
                                               ----------       ----------
Revenue:
  Placement fees and related income            $7,214,000       $5,332,000
                                               ----------       ----------

Operating expenses:
  Compensation and other benefits               5,267,000        3,821,000
  Selling, general and administrative           1,630,000        1,317,000
  Amortization of intangibles                      38,000           39,000
                                               ----------       ----------
                                                6,935,000        5,177,000
                                               ----------       ----------
Income from operations                            279,000          155,000
                                               ----------       ----------

Interest expense, net                              57,000           25,000
                                               ----------       ----------

Income before provision for income taxes          222,000          130,000

Provision for income taxes                         96,000           26,000
                                               ----------       ----------
Net income                                     $  126,000       $  104,000
                                               ==========       ==========

Primary and fully diluted net income
  per common share                             $     0.04       $     0.03
                                               ==========       ==========
Weighted average number of common shares
  outstanding
  Primary                                       3,150,432        3,158,962
  Fully diluted                                 3,158,739        3,158,962


               See Notes to Consolidated Financial Statements.

                    WINSTON RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (Unaudited)


                                                                1995             1994
                                                              ---------        ---------
Cash flows from operating activities:
  Net income                                                  $ 126,000        $ 104,000
  Charges and credits to net income not
  affecting cash:
    Depreciation and amortization                                69,000           59,000
    Provision for doubtful receivables                           25,000          (85,000)
    Deferred rent                                                (7,000)          14,000
    Deferred income recognized                                                    16,000
    Changes in assets and liabilities:
    (Increase) in Accounts receivable                          (435,000)        (371,000)
    (Increase) in Prepaid expenses and
      other current assets                                      (39,000)         (15,000)
    (Increase) in Security deposits and other assets            (91,000)          (8,000)
    Increase in Accounts payable and accrued expenses           239,000          199,000
                                                              ---------        ---------
      Net cash (used in)
       operating activities                                    (113,000)         (87,000)
                                                              ---------        ---------

Cash flows (used in) investing activities:
  Purchases of fixed assets                                     (22,000)         (11,000)
                                                              ---------        ---------

Cash flows from financing activities:
  Proceeds from (payments on) short term and long-term debt     (57,000)         116,000
                                                              ---------        ---------

Net increase (decrease) in cash                                (192,000)          18,000
Cash at beginning of period                                     293,000          217,000
                                                              ---------        ---------
Cash at end of period                                         $ 101,000        $ 235,000
                                                              =========        =========
Supplemental cash flows information:
  Cash paid during the period for:
    Interest                                                  $  60,000        $  49,000
                                                              ---------        ---------
    Income taxes                                              $ 103,000        $   9,000
                                                              ---------        ---------


                See Notes to Consolidated Financial Statements.

                   WINSTON RESOURCES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE MONTHS ENDED MARCH 31, 1995
                                  (Unaudited)

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary to present fairly the financial position of the company as of March 31, 1995, the results of its operations for the Three Months ended March 31, 1995 and March 31, 1994 and in its cash flows for the Three Months ended March 31, 1995 and March 31, 1994. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the Three Months ended March 31, 1995 are not necessarily indicative of operating results that may be expected for the year ending December 31, 1995. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report to shareholders and Annual Report in Form 10-KSB for the year ended December 31, 1994.

2. The deferred credit resulting from the sale of certain assets of the Company's wholly-owned subsidiary, E.G. Todd Associates, Inc., to E.G. Todd Physician Search, Inc., consists of the following:

                                                               March 31, 1995
                                                               --------------

    Potential deferred gain                                      $1,289,000
    Potential deferred
      interest income                                                14,000
                                                                 ----------
                                                                 $1,303,000

    Less: Note receivable
      from purchaser                                             $1,149,000
    Advances to purchaser                                           153,000
                                                                 ----------

    Deferred credit, net                                         $    1,000
                                                                 ----------

Winston Resources, Inc., and Subsidiaries
Notes to Consolidated Financial Statements
Three Months ended March 31, 1995


3. On January 3, 1995 options to acquire 90,000 shares were granted under the Company's Incentive Program at exercise prices ranging from $1.50 to $1.65 per share. On January 6, 1995, options to acquire 6,000 shares were granted under the Company's Incentive Program at an exercise price of $1.375 per share. At March 31, 1995, options to purchase 520,000 shares are outstanding and options to purchase 50,700 shares are available for grant.

4. The Company's secured credit facility, as amended on May 1, 1995, provides for advances of $500,000 repayable on April 16, 1997 and additional short-term advances to a maximum of $2,000,000, both based on up to 80% of eligible accounts receivable. At March 31, 1995 the Company was paying interest on advances at a rate of 12.50%, which was 3 1/2% above the finance company's reference rate. The credit facility is collateralized by substantially all the assets of the Company.

5.  Litigation

    In the opinion of management, after consultation with counsel, there are no matters pending whose ultimate resolution would have a material adverse effect on the Company's financial position.

6. Income per share is computed using the weighted average number of common shares outstanding and common stock equivalents, assuming the exercise of stock options, are included in the calculation of net income per share when there is a dilutive effect.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      CONDITIONS AND RESULTS OF OPERATIONS


Results of Operations for the Three Months ended March 31, 1995 compared to the Three Months ended March 31, 1994.

Revenues increased by approximately $1,882,000 or 35% in the Quarter ended March 31, 1995 as compared to the 1994 First Quarter. This increase is primarily due to the increase in temporary help revenues as compared to the corresponding period in 1994.


Operating Expenses

Operating expenses increased approximately 34% in the Quarter ended March 31, 1995 as compared to the corresponding period in 1994. The increase is mainly due to increased compensation and related costs associated with the increase in revenues.


Operating Results

Net income for the Quarter ended March 31, 1995 was approximately $126,000 or $.04 per common share as compared to net income of approximately $104,000 or $.03 per common share in the prior year's First Quarter. The improvement in operating results is primarily due to increased temporary and permanent placement revenues and ongoing monitoring of operating expenses.


Liquidity and Capital Resources

Working capital at March 31, 1995 was approximately $2,266,000 as compared to $2,201,000 at December 31, 1994. This increase is due mainly to improvements in revenues, operating results and increased receivables.

The Company has no material commitments for capital expenditures during 1995. Management believes that the Company's credit facility, working capital and internally generated funds are sufficient to support current operations and any increase in activity.


Inflation

To date, the impact of inflation and changing prices on the Company's business has been minimal. The Company charges its customers fixed percentages of the salaries and wages of permanent and temporary employees, which causes its fee to increase proportionately as salary and wages increase.

PART II - OTHER INFORMATION


Exhibits and Reports on Form 8K

     (a)   Exhibits:

           10(a) Agreement between Winston Resources, Inc., and Finova Capital Corporation dated April 10, 1995.

           10(b) Agreement between Winston Resources, Inc., and Finvoa Capital Corporation dated April 24, 1995.

           27        Financial Data Schedules for the quarter ended March 31,
                     1995.

     (b)   Reports on Form 8K:

           None


No reports on Form 8K were filed by the Company during the quarter ended March 31, 1995.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             WINSTON RESOURCES, INC.



Date  May 18, 1995                           By /s/ Seymour Kugler
     --------------                             -------------------------------
                                                    Seymour Kugler
                                                    Chairman of the Board
                                                    and President


Date  May 18, 1995                           By /s/ David Frankel
     --------------                             -------------------------------
                                                    David Frankel
                                                    Principal Financial Officer

                                EXHIBIT INDEX


           10(a) Agreement between Winston Resources, Inc., and Finova Capital Corporation dated April 10, 1995.

           10(b) Agreement between Winston Resources, Inc., and Finvoa Capital Corporation dated April 24, 1995.

           27        Financial Data Schedules for the quarter ended March 31,
                     1995.