Form 10QSB
period 1995-06-30
WINSTON RESOURCES INC
filed 1995-08-14
CIK 815274

                    U.S. Securities and Exchange Commission
                             Washington. D.C. 20549
                                  Form 10-QSB
  (Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended        June 30, 1995
                                        -------------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from                   to
                                       -----------------    -------------------
              Commission file number  1-9629
                                     ------------------------------------------

                           WINSTON RESOURCES, INC.
   -------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

                       DELAWARE                           13-3134278
--------------------------------------------- ---------------------------------
(State or other jurisdiction of incorporation        (IRS Employer
or organization                                      Identification No.)


                535 Fifth Avenue, New York, New York 10017-3662
   -------------------------------------------------------------------------
                   (Address of principal executive offices)

              (  )     -  (212) 557-5000
                       ------------------------------------------
                          (Issuer's telephone number)

                                 NOT APPLICABLE
   --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

  Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                        --    --
               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes    No
                                                   --    --
                      APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,917,133 shares of Common Stock, par value $.01 per share, outstanding on August 11, 1995.

                  WINSTON RESOURCES, INC., AND SUBSIDIARIES

                               TABLE OF CONTENTS
                               -----------------

PART I - FINANCIAL INFORMATION
------------------------------

Item 1      Financial Statements

            Consolidated Balance Sheet

            -June 30, 1995 (unaudited)                               1&2

            Consolidated Statements of Operations

            -Three months ended June 30, 1995 and 1994 (unaudited)   3

            -Six months ended June 30, 1995 and 1994 (unaudited)     4

            Consolidated Statements of Cash Flows

            -Six months ended June 30, 1995 and 1994 (unaudited)     5

            Notes to Consolidated Financial Statements               6&7

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      8&9



PART II  - OTHER INFORMATION
----------------------------

Item 6      Exhibits and Reports on Form 8-K                         10

                   WINSTON RESOURCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                              AS AT JUNE 30, 1995
                                  (Unaudited)



                                     ASSETS
                                    (Note 4)





Current assets:
   Cash                                                      $     118,000
   Accounts and notes receivable, trade, net                     5,213,000
   Prepaid expenses and other current assets                       196,000
                                                             -------------
         Total current assets                                    5,527,000



Fixed Assets, net                                                  299,000


Other assets:
   Long-term portion of notes receivable                           168,000
   Security deposits and other assets                              501,000
   Restrictive covenants and other
     intangibles, net                                              896,000
                                                             -------------

       Total                                                 $   7,391,000
                                                             =============




                See Notes to Consolidated Financial Statements.

                   WINSTON RESOURCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                              AS AT JUNE 30, 1995
                                  (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable and accrued expenses                    $     2,116,000
  Credit facility debt (Note 4)                                    955,000
  Capital lease obligation                                          48,000
                                                           ---------------
        Total current liabilities                                3,119,000

Deferred rent                                                      385,000

Deferred credit - net (Note 2)                                       1,000

Long-term portion of credit facility debt                          500,000

Long-term portion of capital lease obligation                       49,000
                                                           ---------------
        Total liabilities                                        4,054,000

Contingencies (Note 5)

Stockholders' equity (Note 3):

  Preferred stock -  $100 par value; authorized
   2,000,000 shares, no shares issued
  Common stock, $.01 par value; authorized
   10,000,000 shares, issued and outstanding
   2,917,133 shares                                                 29,000
  Additional paid-in capital                                     4,394,000
  Accumulated deficit                                           (1,086,000)
                                                           ---------------
        Total stockholders' equity                               3,337,000
                                                           ---------------
        Total                                              $     7,391,000
                                                           ===============


                See Notes to Consolidated Financial Statements.

                   WINSTON RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (Unaudited)





                                                                  1995             1994
                                                            ------------       -------------
Revenue:
   Placement fees and related income                        $7,909,000          $5,905,000
                                                            ----------          ----------

Operating expenses:
   Compensation and other benefits                           5,879,000           4,252,000
   Selling, general and administrative                       1,737,000           1,401,000
   Amortization of intangibles                                  38,000              39,000
                                                            ----------          ----------

                                                             7,654,000           5,692,000
                                                            ----------          ----------

Income from operations                                         255,000             213,000
                                                            ----------          ----------


Interest expense, net                                           58,000              22,000
                                                            ----------          ----------

Income before provision for income taxes                       197,000             191,000

Provision for income taxes                                      42,000              38,000
                                                            ----------          ----------

Net income                                                  $  155,000          $  153,000
                                                            ==========          ==========
Primary and fully diluted net income
   per common share                                              $0.05               $0.05
                                                            ==========          ==========
Weighted average number of common shares
   outstanding
   Primary                                                   3,188,399           3,145,361
   Fully diluted                                             3,188,399           3,145,361





                See Notes to Consolidated Financial Statements.

                   WINSTON RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (Unaudited)

                                                               1995               1994
                                                           -----------         -----------
Revenue:
   Placement fees and related income                       $15,123,000         $11,237,000
                                                           -----------         -----------
Operating expenses:
   Compensation and other benefits                          11,146,000           8,073,000
   Selling, general and administrative                       3,366,000           2,718,000
   Amortization of intangibles                                  76,000              78,000
                                                           -----------         -----------
                                                            14,588,000          10,869,000
                                                           -----------         -----------
Income from operations                                         535,000             368,000
                                                           -----------         -----------

Interest expense, net                                          115,000              47,000
                                                           -----------         -----------

Income before provision for income taxes                       420,000             321,000

Provision for income taxes                                     139,000              64,000
                                                           -----------         -----------

Net income                                                 $   281,000         $   257,000
                                                           ===========         ===========

Primary and fully diluted net income
   per common share                                              $0.09               $0.08
                                                           ===========         ===========

Weighted average number of common shares
   outstanding
   Primary                                                   3,176,003           3,152,666
   Fully diluted                                             3,183,740           3,152,666


                See Notes to Consolidated Financial Statements.

                   WINSTON RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (Unaudited)

                                                                   1995              1994
                                                               -----------         -----------
Cash flows from operating activities:
  Net income                                                   $   281,000         $   257,000
  Charges and credits to net income not
   affecting cash:
     Depreciation and amortization                                 138,000             118,000
     Provision for doubtful receivables                             25,000             (21,000)
     Deferred rent                                                 (13,000)             30,000
     Deferred income recognized                                                         16,000
     Changes in assets and liabilities:
       (Increase) in Accounts receivable                          (365,000)           (510,000)
       (Increase) in Prepaid expenses and
         other current assets                                      (73,000)            (18,000)
       (Increase) in Security deposits and other assets           (139,000)            (40,000)
       Increase (Decrease) in Accounts payable
         and accrued expenses                                     (231,000)            283,000
                                                               -----------         -----------
Net cash provided by (used in) operating activities               (377,000)            115,000
                                                               -----------         -----------
Cash flows (used in) investing activities:
  Purchases of fixed assets                                        (28,000)            (35,000)
                                                               -----------         -----------
Cash flows from financing activities:
  Proceeds from (payments on) short term and long-term debt        230,000             (37,000)
                                                               -----------         -----------
Net increase (decrease) in cash                                   (175,000)             43,000
Cash at beginning of period                                        293,000             217,000
                                                               -----------         -----------
Cash at end of period                                          $   118,000         $   260,000
                                                               ===========         ===========
Supplemental cash flows information:
  Cash paid during the period for:
    Interest                                                   $   141,000         $    95,000
                                                               -----------         -----------
    Income taxes                                               $   140,000         $    17,000
                                                               -----------         -----------


                See Notes to Consolidated Financial Statements.

                   WINSTON RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SIX MONTHS ENDED JUNE 30, 1995

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary to present fairly the financial position of the Company as of June 30, 1995, the results of its operations for the six months and three months ended June 30, 1995 and June 30, 1994 and changes in its cash flows for the six months ended June 30, 1995 and June 30, 1994. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Forms 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six and three months ended June 30, 1995 are not necessarily indicative of operating results that may be expected for the year ending December 31, 1995. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report to shareholders and Annual Report in Form 10-KSB for the year ended December 31, 1994.

2. The deferred credit resulting from the sale of certain assets of the Company' s wholly-owned subsidiary, E.G. Todd Associates, Inc., to E.G. Todd Physicians Search, Inc., consists of the following:


                                              June 30, 1995
                                              -------------
          Potential deferred gain               $1,231,000
          Potential deferred
                interest income                      1,000
                                                ----------
                                                 1,232,000

          Less: Note receivable
                     from purchaser              1,140,000
          Advances to purchaser                     91,000
                                                ----------
          Deferred credit, net                  $    1,000
                                                ----------

3. On January 3, 1995 options to acquire 90,000 shares were granted under the Company's Incentive Program at exercise prices ranging from $1.50 to $1.65 per share. On January 6, 1995, options to acquire 6,000 shares were granted under the Company's Incentive Program at an exercise price of $1.375 per share. At June 30, 1995, options to purchase 518,667 shares are outstanding and options to purchase 50,700 shares are available for grant.

Winston Resources, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Six Months ended June 30, 1995


4. On April 24, 1995, the Company renewed their secured credit facility with a finance company. The lending facility provides for short term advances to a maximum of $2,500,000, which currently bear interest at a rate of 3-1/4% above the finance company's reference rate (9.00% at June 30, 1995), based on up to 80% of eligible accounts receivable. The credit facility is collateralized by substantially all the assets of the Company.

     On April 10, 1995, the finance company agreed to defer
     $500,000 of the credit facility debt until April 16, 1997.

5.  Litigation
    ----------

     In the opinion of management, after consultation with counsel, there are no matters pending whose ultimate resolution would have a material adverse effect on the Company's financial position.

6. Income per share is computed using the weighted average number of common shares outstanding. Common stock equivalents, assuming the exercise of stock options, are included in the calculation of net income per share when there is a dilutive effect.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Operations for the Three Months ended June 30, 1995
--------------------------------------------------------------
compared to the Three Months ended June 30, 1994.
-------------------------------------------------

Revenues
--------

Revenues increased by approximately $2,004,000 or 34%. The increase in the quarter ended June 30, 1995 is primarily due to the increase in temporary help revenues as compared to the corresponding period in 1994.

Operating Expenses
------------------

Operating expenses increased approximately 34% in the quarter ended June 30, 1995 as compared to the corresponding period in 1994. The increase is mainly due to increased compensation and compensation related costs associated with the increase in revenues. Increases also resulted from additions to the sales force and administrative areas primarily for the Long Island, New York office opened October 1994 and recently started nursing and legal divisions.

Net interest expense increased during 1995 due mainly to the maintenance of a higher average loan balance as compared to 1994 partially offset by lower interest rates and interest income.

Operating Results
-----------------

Net income for the three month period ended June 30, 1995 was approximately $155,000 or $.05 per common share as compared to net income of approximately $153,000 or $.05 per common share in the prior year's second quarter. The results remained level as a result of increased revenues being offset by the increase in operating expenses.

              MANAGEMENT'S DISCUSSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Operations for the Six Months ended June 30, 1995
------------------------------------------------------------
compared to the Six Months ended June 30, 1994.
-----------------------------------------------

Revenues
--------
Revenues  increased  by  approximately  $3,886,000  or  35%.    The
increase for the six months ended June 30, 1995 is primarily due to the increase in temporary help revenues as compared to the corresponding period in 1994.

Operating Expenses
------------------
Operating expenses increased approximately 34% for the six months ended June 30, 1995 as compared to the corresponding period in 1994. The increase is mainly due to increase compensation and compensation related costs associated with the increase in revenues. Increases also resulted from additions to the sales force and administrative areas primarily for the Long Island, New York office opened October 1994 and recently started nursing and legal divisions.

Net interest expense increased during 1995 due mainly to the maintenance of a higher average loan balance as compared to 1994 partially offset by lower interest rates and interest income.

Operating Results
-----------------
Net income for the six month period ended June 30, 1995 was approximately $281,000 or $.09 per common share as compared to net income of approximately $257,000 or $.08 per common share in the corresponding period for the prior year. The improvement in operating results is primarily due to increased revenues partially being offset by the increase in operating expenses.

Liquidity and Capital Resources
-------------------------------
Working capital at June 30, 1995 was approximately $2,408,000 as compared to $2,201,000 at December 31, 1994. This increase can be attributed mostly to revenue improvements and increased receivables.

The Company has no material commitments for capital expenditures
during  1995.    Management  believes  that the  Company's  credit
facility, working capital and internally generated funds are sufficient to support current operations and any increase in activity.

Inflation
---------
To date, the impact of inflation and changing prices on the Company's business has been minimal. The Company charges its customers fixed percentages of the salaries and wages of permanent and temporary employees, which causes its fee income to increase proportionately as salary and wages increase.

                         PART II -- OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security-Holders
          ---------------------------------------------------

          The Company's annual meeting of Stockholders was held on June 1, 1995 (the "Meeting"). At the Meeting, the Company's stockholders voted upon and approved the election of three directors and the ratification of Richard A. Eisner & Company as the independent auditors of the Company for the fiscal year ending
December 31, 1995.

          The holders of the Company's Common Stock voted on all matters submitted for a vote at the Meeting. The number of votes cast for, against or withheld, as well as the number of abstentions, as to each such matter is set forth below:

ELECTION OF DIRECTORS
---------------------

                                        Common Stock Total
                                        ----------------------
                                        For           Withheld
                                        ---           --------
Martin Wolfson                          2,582,907      207,511
Martin A. Fischer                       2,586,407      204,011
Martin J. Simon                         2,584,307      206,111

RATIFICATION OF APPOINTMENT OF AUDITOR
--------------------------------------

      Common Stock Total
-----------------------------------
For            Against        Abstain
---            -------        -------
2,583,107      3,900          203,411


ITEM 6.   Exhibits and Reports on Form 8K:
          -------------------------------

      (a) Exhibits:
          ---------

          27   Financial Data Schedules for the six months ended
               June 30, 1995

      (b) Reports:

          None


No reports on Form 8K were filed by the Company during the quarter ended June 30, 1995.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              WINSTON RESOURCES, INC.



Date  August 10, 1995
      ---------------         By  /s/Seymour Kugler
                                -------------------------------
                                   Seymour Kugler
                                   Chairman of the Board
                                   and President


Date  August 10, 1995         By  /s/David Frankel
      ---------------           -------------------------------
                                   David Frankel
                                   Principal Financial
                                   Officer