Form 10QSB
period 1995-09-30
WINSTON RESOURCES INC
filed 1995-11-14
CIK 815274

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)
[  ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

               For the quarterly period ended September 30, 1995

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from                  to
                                      ----------------    --------------

                         Commission file number 1-9629

                            WINSTON RESOURCES, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             DELAWARE                                        13-3134278
 -------------------------------               ---------------------------------
 (State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)

                535 Fifth Avenue, New York, New York 10017-3662
                -----------------------------------------------
                    (Address of principal executive offices)

                                 (212) 557-5000
                          ---------------------------
                          (Issuer's telephone number)

                                 NOT APPLICABLE
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,919,133 shares of Common Stock, par value $.01 per share, outstanding on November 10, 1995.

                   WINSTON RESOURCES, INC., AND SUBSIDIARIES

                               TABLE OF CONTENTS

       PART I - FINANCIAL INFORMATION
       ------------------------------

       Item 1    Financial Statements

                 Consolidated Balance Sheet

                 -September 30, 1995 (unaudited)                   1&2

                 Consolidated Statements of Operations

                 -Three months ended September 30, 1995
                 and 1994 (unaudited)                              3

                 -Nine months ended September 30, 1995
                 and 1994 (unaudited)                              4

                 Consolidated Statements of Cash Flows

                 -Nine months ended September 30, 1995
                 and 1994 (unaudited)                              5

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

                    WINSTON RESOURCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                            AS AT SEPTEMBER 30, 1995

                                  (Unaudited)

                                     ASSETS
                                    (Note 4)





       Current assets:
         Cash                                                $   117,000
         Accounts and notes receivable, trade, net             5,490,000
         Prepaid expenses and other current assets               118,000
                                                             -----------
            Total current assets                               5,725,000

       Fixed Assets, net                                         289,000


       Other assets:
         Long-term portion of notes receivable                   141,000
         Security deposits and other assets                      577,000
         Restrictive covenants and other
           intangibles, net                                      858,000
                                                             -----------


            Total                                            $ 7,590,000
                                                             ===========





                See Notes to Consolidated Financial Statements.

                    WINSTON RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                            AS AT SEPTEMBER 30, 1995
                                  (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY




       Current liabilities:
         Accounts payable and accrued expenses                  $ 2,564,000
         Credit facility debt (Note 4)                              577,000
         Capital lease obligation                                    46,000
                                                                -----------
            Total current liabilities                             3,187,000

       Deferred rent                                                379,000

       Deferred credit - net (Note 2)                                42,000

       Long-term portion of credit facility debt                    500,000

       Long-term portion of capital lease obligation                 36,000
                                                                -----------
               Total liabilities                                  4,144,000

       Contingencies (Note 5)

       Stockholders' equity (Note 3):

         Preferred stock -  $100 par value; authorized
          2,000,000 shares, no shares issued
         Common stock, $.01 par value; authorized
          10,000,000 shares, issued and outstanding
          2,917,133 shares                                           29,000
         Additional paid-in capital                               4,395,000
         Accumulated deficit                                       (978,000)
                                                                -----------
            Total stockholders' equity                            3,446,000
                                                                -----------
            Total                                               $ 7,590,000
                                                                ===========



                See Notes to Consolidated Financial Statements.

                    WINSTON RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (Unaudited)

                                                 1995           1994
                                             ------------   ------------
Revenue:
   Placement fees and related income         $  7,656,000   $  6,342,000
                                             ------------   ------------

Operating expenses:
   Compensation and other benefits              5,722,000      4,673,000
   Selling, general and administrative          1,704,000      1,355,000
   Amortization of intangibles                     38,000         39,000
                                             ------------   ------------
                                                7,464,000      6,067,000
                                             ------------   ------------
Income from operations                            192,000        275,000
                                             ------------   ------------

Interest expense, net                              38,000          8,000
                                             ------------   ------------

Income before provision for income taxes          154,000        267,000

Provision for income taxes                         46,000         82,000
                                             ------------   ------------

Net income                                   $    108,000   $    185,000
                                             ============   ============

Primary and fully diluted net income
   per common share                          $       0.03   $       0.06
                                             ============   ============

Weighted average number of common shares
   outstanding
   Primary                                      3,180,373      3,147,024
   Fully diluted                                3,180,373      3,162,957




                See Notes to Consolidated Financial Statements.

                    WINSTON RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (Unaudited)

                                              1995           1994
                                          ------------   -------------
Revenue:
  Placement fees and related income       $ 22,779,000    $ 17,579,000
                                          ------------   -------------

Operating expenses:
  Compensation and other benefits           16,868,000      12,747,000
  Selling, general and administrative        5,070,000       4,073,000
  Amortization of intangibles                  114,000         116,000
                                          ------------   -------------
                                            22,052,000      16,936,000
                                          ------------   -------------
Income from operations                         727,000         643,000
                                          ------------   -------------

Interest expense, net                          153,000          55,000
                                          ------------   -------------

Income before provision for income taxes       574,000         588,000

Provision for income taxes                     185,000         146,000
                                          ------------   -------------

Net income                                $    389,000   $     442,000
                                          ============   =============

Primary and fully diluted net income
  per common share                        $       0.12   $        0.14
                                          ============   =============

Weighted average number of common shares
  outstanding
  Primary                                    3,171,858       3,151,662
  Fully diluted                              3,171,858       3,162,957




                See Notes to Consolidated Financial Statements.

                    WINSTON RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                  (Unaudited)


                                                                    1995          1994
                                                                ------------   ------------
Cash flows from operating activities:
Net income                                                      $    389,000   $    442,000
Charges and credits to net income not
  affecting cash:
    Depreciation and amortization                                    206,000        181,000
    Provision for doubtful receivables                                25,000        (30,000)
    Deferred rent                                                    (19,000)        31,000
    Deferred income recognized                                        47,000          8,000
    Changes in assets and liabilities:
      (Increase) in Accounts receivable                             (640,000)      (702,000)
      (Increase) in Prepaid expenses and
        other current assets                                           5,000        (33,000)
      (Increase) in Security deposits and other assets              (188,000)      (205,000)
      Increase (Decrease) in Accounts payable
        and accrued expenses                                         211,000        581,000
                                                                ------------   ------------
Net cash provided by (used in) operating activities                   36,000        273,000
                                                                ------------   ------------
Cash flows (used in) investing activities:
  Purchases of fixed assets                                          (49,000)       (42,000)
                                                                ------------   ------------
Cash flows from financing activities:
  Proceeds from (payments on) short term and long-term debt         (163,000)      (171,000)
  Proceeds from issuance of common stock                               1,000              0
                                                                ------------   ------------
Net cash provided by (used in) financing activities                 (162,000)      (171,000)

Net increase (decrease) in cash                                     (176,000)        60,000
Cash at beginning of period                                          293,000        217,000
                                                                ------------   ------------
Cash at end of period                                           $    117,000   $    277,000
                                                                ============   ============
Supplemental cash flows information:
  Cash paid during the period for:
    Interest                                                    $    206,000   $    127,000
                                                                ------------   ------------
    Income taxes                                                $    140,000   $     71,000
                                                                ------------   ------------


                See Notes to Consolidated Financial Statements.

                   WINSTON RESOURCES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 1995

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary to present fairly the financial position of the Company as of September 30, 1995, the results of its operations for the nine months and three months ended September 30, 1995 and September 30, 1994 and changes in its cash flows for the nine months ended September 30, 1995 and September 30, 1994. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine and three months ended September 30, 1995 are not necessarily indicative of operating results that may be expected for the year ending December 31, 1995. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report to shareholders and Annual Report in Form 10-KSB for the year ended December 31, 1994.

2. The deferred gain resulting from the sale of certain assets of the Company's wholly-owned subsidiary, E.G. Todd Associates, Inc., to E.G.Todd Physicians Search, Inc., consists of $1,173,000, offset by notes receivable of $1,131,000 from purchaser resulting in a deferred credit of $42,000.

3.    Stock option activity is summarized as follows:

                               Shares        Option Price
                                             (per share)
                               -------       ---------------
      Balance at
           January 1, 1995     424,000       $ .3750-$2.20

      Granted                   99,350       $1.3750-$1.8125

      Exercised                ( 3.333)      $ .4375-$.625
                               -------

      Balance at
           September 30, 1995  520,017
                               -------

At September 30, 1995 47,350 options are available for grant.

                   Winston Resources, Inc., and Subsidiaries
                   Notes to Consolidated Financial Statements
                      Nine Months ended September 30, 1995

4. On April 24, 1995, the Company renewed its secured credit facility with a finance company. The lending facility provides for short term advances to a maximum of $2,500,000, which currently bear interest at a rate of 3-1/4% above the finance company's reference rate (8.75% at September 30, 1995), based on up to 80% of eligible accounts receivable. The credit facility is collateralized by substantially all the assets of the Company.

      On April 10, 1995, the finance company agreed to defer $500,000 of the credit facility debt until April 16, 1997.

5. Income per share is computed using the weighted average number of common shares outstanding. Common stock equivalents, assuming the exercise of stock options, are included in the calculation of net income per share when there is a dilutive effect.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS.

Results of Operations for the Three Months ended September 30, 1995 compared to the Three Months ended September 30, 1994.

Revenues

Revenues increased by approximately $1,314,000 or 21%. The increase in the quarter ended September 30, 1995 is primarily due to the increase in temporary help revenues as compared to the corresponding period in 1994.

Operating Expenses

Operating expenses increased approximately 23% in the quarter ended September 30, 1995 as compared to the corresponding period in 1994. The increase is mainly due to increased compensation and compensation related costs associated with the increase in revenues, as well as increased workers' compensation insurance expense. Additional increases resulted from additions to the sales force and administrative areas for the Long Island, New York office opened October 1994 and recently started nursing and legal divisions.

Net interest expense increased during 1995 due mainly to the maintenance of a higher average loan balance as compared to 1994 partially offset by lower interest rates and interest income.

Operating Results

Net income for the three month period ended September 30, 1995 was approximately $108,000 or $.03 per common share as compared to net income of approximately $185,000 or $.06 per common share in the prior year's third quarter. The results reflect increased revenues being offset by the increase in operating and interest expenses. The Company anticipates that future operating results will benefit from increased revenues which should result from its investment in added operating costs for our Long Island office, as well as our nursing and legal divisions discussed above.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Nine Months ended September 30, 1995 compared to the Nine Months ended September 30, 1994.

Revenues

Revenues increased by approximately $5,200,000 or 30%. The increase for the nine months ended September 30, 1995 is primarily due to the increase in temporary help revenues as compared to the corresponding period in 1994.

Operating Expenses

Operating expenses increased approximately 30% for the nine months ended September 30, 1995 as compared to the corresponding period in 1994. The increase is mainly due to increase Compensation and compensation related costs associated with the increase in revenues, as well as increased workers' compensation insurance expense. Additional increases resulted from additions to the sales force and administrative areas for the Long Island, New York office opened October 1994 and recently started nursing and legal divisions, as well as increased workers' compensation insurance expense.

Net interest expense increased during 1995 due mainly to the maintenance of a higher average loan balance as compared to 1994 partially offset by lower interest rates and interest income.

Operating Results

Net income for the nine month period ended September 30, 1995 was approximately $389,000 or $.12 per common share as compared to net income of approximately $442,000 or $.14 per common share in the corresponding period for the prior year. The results are primarily due to increased revenues being offset by the increase in operating and interest expenses. The Company anticipates that future operating results will benefit from increased revenues which should result from its investment in added operating costs for our Long Island office, as well as our nursing and legal divisions discussed above.

Liquidity and Capital Resources

Working capital at September 30, 1995 was approximately $2,535,000 as compared to $2,201,000 at December 31, 1994. This increase can be attributed mostly to revenue improvements and increased receivables. The Company has no material commitments for capital expenditures during 1995. Management believes that the Company's credit facility, working capital and internally generated funds are sufficient to support current operations and any currently foreseeable increase in activity.

Inflation

To date, the impact of inflation and changing prices on the Company's business has been minimal. The Company charges its customers fixed percentages of the salaries and wages of permanent and temporary employees, which causes its fee income to increase proportionately as salary and wages increase.

                          PART II - OTHER INFORMATION

Item 4      Submission of Matters to a Vote of Security-Holders

            None

Item 6      Exhibits and Reports on Form 8K:

            (a)  Exhibits:

                 10(a) Agreement between Winston Resources, Inc., and Finova Capital Corporation dated April 24, 1995.

                 27 Financial Data Schedules for the nine months ended September 30, 1995

            (b)  Reports:

                 None

No reports on Form 8K were filed by the Company during the quarter ended September 30, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        WINSTON RESOURCES, INC.



Date  November 10, 1995                 By /s/ SEYMOUR KUGLER
     --------------------                 -----------------------------------
                                           Seymour Kugler
                                           Chairman of the Board
                                           and President



Date  November 10, 1995                 By /s/ JESSE ULEZALKA
     --------------------                 -----------------------------------
                                           Jesse Ulezalka
                                           Chief Financial Officer

                                Exhibit Index



10(a)     Agreement between Winston Resources, Inc., and
          Finova Capital Corporation dated April 24, 1995.

27        Financial Data Schedules for the nine months ended
          September 30, 1995