Form 10KSB
period 1995-12-31
WINSTON RESOURCES INC
filed 1996-04-01
CIK 815274

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT

For the fiscal year ended December 31, 1995

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [Fee Required]

For the transition period                           to
                          -------------------------    -------------------------

                           Commission File No. 1-9629

                             WINSTON RESOURCES, INC.
              -----------------------------------------------------
                 (Name of small business issuer in its charter)

            Delaware                                              13-3134278
- -------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

  535 Fifth Avenue, New York, New York                         10017
- ----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, including area code:  (212) 557-5000

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class                                      Name of Each Exchange
- -------------------
                                                         on which Registered
                                                         -----------------------
Common Stock, $.01 par value
                                                         American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No
                                               -----       -----

Exhibit Index Starts on Page 28
                             --




                                     1 of 33

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The registrant's revenues for the fiscal year ended December 31, 1995 were $30,989,000.

     On March 22, 1996, (i) the aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $1,865,000 and (ii) there were 2,920,833 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Definitive Proxy Statement of the registrant to be filed with the Commission on or before April 30, 1996.




                                     2 of 33

                                     PART I

Item 1.   Business
          --------

          Winston Resources, Inc., a Delaware corporation (the "Company"), is the successor to a personnel recruitment and placement service business founded in 1967. The Company and its subsidiaries (collectively, the "Company" or the "Winston Companies") together provide a wide range of personnel supply services to businesses, institutions and governmental agencies, through their own offices and through offices operated by independent franchisees under licenses from the Company.

          Through its own offices, the Company recruits and places employees in entry-to-high-level permanent salaried positions in the New York City metropolitan area (consisting of New York City, Nassau, Suffolk and Westchester Counties, New York and parts of northern New Jersey and southern Connecticut) and in the Boca Raton-Fort Lauderdale corridor of Florida. Such services are provided on a contingent fee basis under which the Company collects a fee only if it successfully places a job candidate with a client. Through its Fisher Todd Associates division, the Company also provides specialized services for business and industry clients across the United States recruiting upper level executives on a retainer fee basis and on a contingency fee basis.

          Offices owned by the Company also supply temporary help with professional, secretarial, clerical, medical, light industrial and data and word processing skills to business clients in the New York City, Long Island and New Jersey areas, as well as in the Palm Beach-Fort Lauderdale corridor of Florida. Since 1989, the Company has supplied temporary help with accounting skills in the New York Metropolitan area. Temporary employees perform services at the client's premises under the client's supervision and direction. For each temporary employee, the client is charged an hourly rate that includes the employee's direct labor rate, associated labor costs (such as payroll taxes and insurance) and a mark-up to cover the Company's overhead and profit.

          In addition to services furnished through its own offices, the Company licenses independent franchisees to provide personnel services under the trade names and service marks owned by the Company. Franchisees of the Company provide employment agency and executive search services under the name "Roth Young," permanent personnel recruitment and placement services under the names "Division 10," "Alpha" and "Winston Personnel" and temporary office support personnel under the names "Division 10 Temps" and "Alpha Temps" in a total of seventeen cities and towns across the United States.

          The Company does not have any client for permanent recruitment and placement or temporary help services which accounts for more than ten percent of its net revenues.

          Permanent Recruitment and Placement Services
          --------------------------------------------

          The Winston Companies provide recruitment and placement services for entry-level to high-level professional and management positions that pay annual salaries ranging generally form $17,500 to $200,000.




                                     3 of 33

          The Company employs 32 placement counselors and executive recruiters, each of whom specializes in recruiting and placing job candidates in a particular industry or profession. Among the principal industries for which the Company provides permanent placement services are the apparel, textile and health care industries. The Company primarily recruits and places personnel with skills in accounting, finance and office support services and recruits and places professionals with skills in banking, insurance, publishing, real estate, securities, human resources, marketing and market research, management services, systems and data processing, corporate facilities and architecture, as well as lawyers and paralegals.

          The Company creates and maintains files of qualified job candidates based on interviewing and screening procedures. Upon receiving a job order from a client, the Company attempts to match the specifications required by the client with qualified candidates from its files and also recruits additional qualified candidates. It then arranges interviews between the client and qualified candidates. If the Company successfully places a candidate, it charges a fee as a percentage of the candidate's estimated annual salary for the
first year of his or her employment.   The fees are always paid by the employer.

          During the year ended December 31, 1995, the Winston Companies placed applicants in permanent professional and clerical positions with approximately 500 clients. Approximately fifty percent of the Company's contingent fee permanent placement clients during that year were repeat customers.

          In addition to its contingent fee permanent recruitment and placement services, through its Fisher-Todd Associates division, the Company specializes in recruiting executives to meet specific requirements of clients. In June 1990, Winston sold substantially all of the operating assets of its physician search business. See Note 3 of Notes to Financial Statements. Winston continues to operate its executive search business under the name of "Fisher-Todd Associates." The Company now employs approximately three executive recruiters who specialize in recruiting candidates for upper level executive positions, generally at salaries for such candidates in excess of $65,000 per year.

          The Company's recruiting specialists work closely with each client to define the requirements of the position and establish candidate specifications. The Company then contacts appropriate candidates who are identified through extensive research, networking, data base searches and, where required, advertisements. Such candidates are screened through interviews and other procedures and those most qualified are referred to the clients. The Company's counselors assist the client in evaluating each candidate, in determining an appropriate compensation package and, in some cases, negotiating the final agreement.

          Temporary Help Services
          -----------------------

          The Company furnishes to businesses, on a temporary basis, the services of individuals with accounting, paraprofessional, banking, secretarial, clerical, office support, word processing, data processing, health care, light industrial and professional skills. Temporary help assignments usually last from one day to several weeks. Such assignments are generally made to fill vacancies in a client's




                                     4 of 33
work force caused by vacations, illnesses, terminations or reassignments of the client's full-time employees or to supplement the client's normal work force to meet peak work loads, handle special projects or provide special expertise.
Some clients elect to staff a portion of their personnel requirements on a longer term basis with temporary personnel employed and provided by the Company. In all cases, the work is performed at the client's facilities under the client's supervision and direction. The client is charged an hourly rate comprised of the direct labor rate of the personnel provided, associated labor costs (such as payroll taxes and insurance) and a mark-up to cover the Company's overhead and profit. All employees on temporary assignment to the Company clients are on the Company's payroll only during the periods of their assignments. By prior understanding, their employment is continued after completion of an assignment only if another suitable assignment is available. Clients that hire, on a permanent basis, employees initially placed with them on temporary assignment, pay a liquidation fee to the Company.

          The use by clients of temporary help provided by the Company allows them to hire only such permanent employees as are required for their regular work loads. Clients are thus able to shift to the Company the cost and inconvenience associated with the employment of temporary personnel, including advertising, interviewing, screening, testing, record keeping, payroll taxes and insurance. The Company is able to absorb such costs more effectively than its clients because its employees, once recruited, are generally assigned to a succession of temporary positions with different clients.

          The Company screens its temporary personnel through personal interviews, testing and other procedures and maintains continuously updated records on job performance. These procedures enable it to classify its temporary personnel by preference for job location, hours of employment and work environment and by suitability for particular types of assignments. Persons who do temporary work usually are registered with more than one temporary help firm at any one time.

          During 1995, the Company provided the services of temporary employees to approximately 500 clients each week. The Company estimates that a majority of the clients to whom it supplied temporary help during 1995 were repeat customers.

          Franchise Operations
          --------------------

          On November 1, 1988, the Company, through a wholly-owned subsidiary, acquired as of September 30, 1988, substantially all of the assets (other than cash items) of Roth Young Personnel Service, Inc. and two affiliated corporations, Roth Young Personnel Services of New York City, Inc. and Delta 10, Inc. Prior to the acquisition, Roth Young had sold licenses for the operation of personnel agency and executive search businesses under the name "Roth Young" for approximately twenty-two years and for the operation of personnel agencies for clerical and office services personnel under the name "Division 10" for approximately ten years. The Company commenced operations of personnel agencies supplying temporary support personnel under the name "Division 10 Temps" during 1989. At March 22, 1996, there were sixteen Roth Young, one Division 10, one Division 10 Temps, and one Winston office in a total of seventeen cities in the United States. All of these offices are owned and operated by independent franchisees. At March 22, 1996, the Company had an aggregate of nineteen Roth Young Division 10 and Division 10 Temps franchises, representing a loss of twenty-five Roth




                                     5 of 33

Young franchises since the acquisition. In addition, although the Company has sold two Division 10 franchises since November 1988, ten such franchises have closed. All of the franchises that have closed have done so for reasons related to the financial circumstances of the franchisees.

          In August 1988, the Company acquired all of the assets of Search Group, Inc., which, all the time, was engaged in the business of servicing franchises for the operation of permanent personnel agencies under the name "Alpha." The Company commenced operations of personnel agencies supplying temporary support personnel under the name Alpha Temps during 1989. At March 22, 1996, there was one Alpha office providing permanent and temporary placement services on Long Island, New York. This represents a loss of four such franchises since the acquisition of Search Group, one of which converted to a Roth Young franchise. The Company also has one Winston Personnel franchise in North Carolina which provides employment agencies and executive search services in a variety of industries.

          Franchisees operating under Roth Young licenses generally provide employment agency and executive search services, principally to the food, drug, hospitality, retail and health care industries, although licensees are encouraged to expand their services to other industries. The Division 10 franchise is restricted to providing employment agency services for office support, accounting, finance and data processing personnel. Division 10 franchises have been offered both individually and as an adjunct to a Roth Young franchise. The Division 10 franchise currently outstanding is held by a Roth Young franchisee.

          The Company believes that its relationship with its independent franchisees generally are good. The Company serves as a clearing house for the collection and dissemination of information of common interest to franchisees. It holds training and refresher courses for franchisees and their employees at its offices in New York and provides franchisees with basic operating manuals describing its systems. The Company's predecessor held, and the Company has continued to hold, periodic seminars for its Roth Young and Division 10 franchisees, at which franchisees and their employees exchange information and attend lectures on various pertinent subjects.

          Franchisees operate their businesses autonomously, subject to the requirements of their respective franchise agreements. The franchise agreements authorize franchisees to operate Winston, Roth Young, Division 10, Division 10 Temps, Alpha or Alpha Temps offices within designated geographic areas. The franchise agreements do not, however, restrict the franchise holders from competing with franchisees in other geographic areas, nor do they prevent the Company or other licensees of the Company from competing with franchisees under other trade names and service marks within their designated geographic areas. The agreements provide for monthly payments of royalties to the Company based on the franchise's cash collections and generally cover a term of ten years renewable at the franchisee's option for two consecutive, ten-year terms. Each franchisee pays the Company an initial fee and pays royalties for the license of the Company's know-how and tradenames.




                                     6 of 33

          Recruitment Advertising
          -----------------------

          The Company's recruitment advertising division places recruitment advertisements in publications on behalf of the Company, the Company's clients and other third parties. The Company believes that the services offered by this division enhances its competitive position in the temporary help and permanent placement markets by broadening the scope of the services it offers to clients.

          Marketing
          ---------

          The Company's marketing efforts for its temporary help services and for most permanent recruitment and placement services are largely concentrated within the areas contiguous to its offices. The services of the Company's executive search division are marketed nationally. The Company relies primarily on telephone solicitation, sales visits to existing and prospective clients and, to a lesser extent, on direct mail, yellow pages and newspaper advertising.

          The Company coordinates a national advertising program for its Roth Young franchise system. It also provides franchisees with promotional materials, press kits and advertising layouts to assist them in their individual marketing efforts.

          Recruiting
          ----------

          The Company recruits qualified applicants for entry and middle-level permanent positions and temporary employees primarily through direct recruitment, referrals from other applicants and newspaper advertising.

          Competition
          -----------

          The personnel supply services industry is highly competitive, with clients generally using more than one company to satisfy their personnel requirements. In the permanent recruitment and placement market, the Company and its franchisees compete with numerous local and regional firms and, to a lesser extent, a few national firms. Based on its knowledge of the industry, the Company believes that it is the leading permanent recruitment and placement firm for the textile and apparel industries.

          The Company faces intense competition from national temporary help service firms as well as from local and regional firms. All of the national and many of the regional and local firms have substantially greater resources than the Company. Competition for franchisees is also intense. The Company solicits franchisees through advertising, direct mail, trade show activities and referrals by existing franchisees.

          The principal competitive factors in the personnel services industry are the availability and quality of permanent job applicants and temporary personnel, the level and integrity of the service provided by individual offices and, to varying degrees, the prices of such services. The Company believes that its ability to offer a fully integrated personnel service, providing temporary help,




                                     7 of 33
permanent recruitment and placement services, executive and physician recruitment and recruitment advertising, enhances its competitive position in those markets.

          The Company competes for franchisees principally on the basis of established national reputation in certain industries, its offering of a combined permanent recruitment and temporary personnel service, locations available, financing of temporary payroll, the degree of competition among personnel agencies in the area of its available franchises and whether the franchise system is perceived as having growth potential. The Company has sold three Roth Young franchises but has not sold any Winston or Alpha franchises since commencing its franchise operations in 1988. Although it has sold Division 10 and Division 10 Temps franchises since that time, the closing of other such franchises has resulted in a decline in their total number.

          Regulation
          ----------

          The Company's operations are subject to state laws and regulations which may require employment agencies and/or temporary help services to be licensed. The principal requirements of such laws and regulations are satisfactory prior experience and good moral character. The Company has obtained all necessary licenses and registrations in the states where it conducts business. Offerings of franchise programs are subject to Federal disclosure regulations, and certain states require the filing of a registration statement with respect to such offerings with a state agency or securities commission.

          Trademarks and Service Marks
          ----------------------------

          The Company owns a number of trademarks, service marks and tradenames, including the name "Winston Personnel" (with its logo consisting of a sunburst design and stylized letter W), "Win-Temps," "Roth Young" and "Division 10," which are registered with the U.S. Patent and Trademark Office. The name "Roth Young" is also registered as a trademark in Canada and as a service mark in 21 states.

          Employees
          ---------

          At December 31, 1995, the Company employed approximately 100 permanent employees in its headquarters and branch offices, not including temporary employees on assignment to clients. The Company is responsible for all worker's compensation insurance, state and Federal unemployment taxes, social security, fringe benefits and bonding insurance for its temporary employees.

          As a service business, the Company depends to a material degree on its ability to hire and retain skilled and motivated executive recruiters and placement counselors. The Company believes that its policy of compensating most of its placement counselors on a salary and bonus basis, rather than on a commission basis, has been responsible for a lower-than-average turn-over among its staff of recruiters and counselors.




                                     8 of 33

Item 2.   Properties
          ----------

          The Company leases a total of approximately 16,000 square feet under two different leases in an office building at 535 Fifth Avenue, New York, New York. One lease is for approximately 13,500 square feet and it was entered into in August 1990 and renegotiated in 1990 and 1992, and expires in 2003. The other lease was entered into in 1993 for approximately 2,500 square feet, and expires in 1997. The Company also leases office space in Rutherford and Parsippany, New Jersey, in Westbury, New York and in Boca Raton, West Palm Beach and Fort Lauderdale, Florida, under leases expiring between 1996 and 1997. See
Note 8 of Notes to Financial Statements.

Item 3.   Legal Proceedings
          -----------------

          The Company is a defendant in an action commenced on or about October 25, 1995 in the United States District Court, Southern District of New York, by Susan Athwal, a former employee, whose employment with the Company terminated in December 1992. The action, brought under Title VII of the Civil Rights Act of 1964 as amended, the New York State Human Rights Law, the New York City Human Rights Law and New York common law and the Employee Retirement Income Security Act of 1974, alleges a variety of acts of discrimination. The action seeks an unspecified amount of damages, including attorneys fees. The Company has, and intends to continue to vigorously defend against the allegations which it believes are without merit. No discovery has taken place in the action.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1995.

                      Executive Officers of the Registrant
                      ------------------------------------

          The Company's executive offices are elected by, and serve at the discretion of the Board of Directors. The following table sets forth information concerning the present executive officers of the Company:

                    Age      Position
                    ---      --------

Seymour Kugler      59       Chairman of the Board, President
                             and Chief Executive Officer

Jesse Ulezalka      47       Chief Financial Officer
Alan E. Wolf        51       Vice President

Todd Kugler         30       Vice President
Gregg Kugler        34       Vice President

David Silver        65       Vice President and Secretary




                                     9 of 33

          Mr. Kugler (who is known generally to clients and employees of the Company as Sy Kaye) founded the Company in 1967 and has been its chief executive officer since that time.

          Mr. Ulezalka has been the Chief Financial Officer of the Company since August 4, 1995, having replaced Mr. David Frankel who is no longer with the Company. Prior to this he was CFO of Consultants for Architects, Inc. from April 1995 - August 1995, Financial Consultant from April 1994 - April 1995, CFO, Vice President - Finance of ECCO Staffing Services, Inc. from March 1992 - April 1994 and Vice President - Finance and corporate secretary of Unity Healthcare Holding Co., Inc. from January 1989 - March 1992.

          Mr. Wolf has been a Vice President of the Company since its inception and has been an Executive Vice President of the Company's permanent placement division since 1974.

          Mr. Todd Kugler (who is known generally to clients and employees of the Company as Todd Kaye) has been with the Company since 1988. He became a Vice President of the Company on November 23, 1995.

          Mr. Gregg Kugler (who is known generally to clients and employees of the Company as Gregg Kaye) has been with the Company since 1983. He became a Vice President of the Company on August 12, 1993 and is Vice President of the Permanent Placement Division.

          Mr. Silver has been Secretary of the Company since December 31, 1991, having replaced Melvin A. Winograd who retired. Mr. Silver has been Vice President - Administration/Human Resources of the Company since November 1987.




                                    10 of 33

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
          ---------------------------------------------------------------------

          The Common Stock of the Company is traded principally on the American Stock Exchange (ticker symbol "WRS"). The following table shows, for each quarter of the Company's last two fiscal years and through March 22, 1996, the high and low sales prices of the common stock of the Company as reported on the American Stock Exchange.

                                           Price Range
                                --------------------------------
                                      High             Low
                                ---------------  ---------------

1996
- ----

First Quarter                       $ 2 1/2           $1 1/8

1995
- ----

First Quarter                       $ 2               $1 5/16
Second Quarter                        2 1/2            1 3/4
Third Quarter                         2                1 1/2
Fourth Quarter                        1 15/16          1 1/8

1994
- ----

First Quarter                       $ 2 13/16        $ 1 3/4
Second Quarter                        2                1 5/16
Third Quarter                         2                1 1/4
Fourth Quarter                        2 1/2            1 1/2




     The Company had 161 holders of record of its common stock on March 22, 1996.

     The Company has never paid a cash dividend on the Common Stock and anticipates that for the foreseeable future, earnings will be retained for use in its business.




                                    11 of 33

SELECTED FINANCIAL DATA
- -----------------------


                                       Year ended December 31,
                      ----------------------------------------------------------
                         1995        1994        1993        1992        1991
                      ----------  ----------  ----------  ----------  ----------
Income Statement Data:
- ----------------------
                                  (In thousands, except for per share
                                       data and number of shares)
Combined sales:
  By Company offices     $30,657     $23,822     $17,863     $14,911     $15,462
   By franchise            4,175       6,403       6,128       8,152       9,013
                           -----       -----       -----       -----       -----
      Total combined
        sales             34,832      30,225      23,991      23,063      24,475
                          ------      ------      ------      ------      ------

Net revenue*              30,989      24,297      18,282      15,471      16,176
Income (loss) from
  operations            (381)(1)         865         329       (435)     (1,834)
Net income (loss)       (432)(1)         636         225       (473)     (1,361)
Net income (loss)
  per common share         (.15)         .20         .07       (.16)       (.47)
Weighted average
  common shares
  outstanding          2,917,662   3,152,530   3,145,663   2,886,500   2,886,500
                       ---------   ---------   ---------   ---------   ---------


*Represents sales by Company, income from franchises and other income

(1) Includes one-time write off of Restrictive Covenant Costs and related assets associated with Franchise operations of $1.1 million


                                       Year ended December 31,
                      ----------------------------------------------------------
                         1995        1994        1993        1992        1991
                      ----------  ----------  ----------  ----------  ----------
Balance Sheet Data:
- ------------------
                                  (In thousands, except for per share
                                      data and number of shares)

Working capital         $  3,028      $2,201      $1,101        $652        $961
Total assets               7,146       7,123       5,393       4,984       5,123
Long-term debt               606         579           -           -           5
Stockholders' equity       2,654       3,055       2,419       2,190       2,663
Stockholders' equity
  per share                  .91        1.05         .83         .76         .92




                                    12 of 33

Item 6.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------


          Results of Operations
          ---------------------


     Revenues increased by approximately $6,692,000 or 28% to $30,989,000 as compared to $24,297,000 in the corresponding period in 1994. The increase is primarily due to the increase in temporary help revenues of 34% and recruitment advertising revenues of 45%, as compared to the corresponding period in 1994.

     Operating expenses increased approximately 29% as compared to the corresponding period in 1994. The increase is mainly due to increased compensation and compensation related costs associated with the increase in revenues. Additional increases resulted from additions to the sales force and administrative areas for the Long Island, New York office opened October 1994 and newly started nursing and legal divisions, as well as increased workers' compensation insurance expense.

     The Company considered the value of its franchise intangibles and related assets and has determined that an impairment has occurred to the carrying amounts of those assets. In connection therewith, the Company has written off the restrictive covenant costs and related assets associated with its franchise activities in the fourth quarter of its year ended December 31, 1995 in the amount of $1,122,000. The Company anticipates no further material writeoffs will be required in the future.

     Interest expense increased during 1995 due mainly to the maintenance of a higher average loan balance on increased receivables as a result of revenue improvements when compared to 1994.

     Included in interest and other income is $163,000 of income related to the receipt of marketable securities from the demutualization of the Company's insurance carrier.

     Net loss for the twelve month period ended December 31, 1995 was approximately $432,000 or $.15 per common share as compared to net income of approximately $636,000 or $.20 per common share in the corresponding period for the prior year. The results are primarily due to increased revenues being offset by the increase in operating and interest expenses and the writeoff of franchise intangibles as discussed above. The Company anticipates that future operating results will benefit from increased revenues which should result from its investment in added operating costs for our Long Island office, as well as our nursing and legal divisions discussed above.

          LIQUIDITY AND CAPITAL RESOURCES

     Working capital on December 31, 1995 was approximately $3,028,000 as compared to $2,201,000 on December 31, 1994. This increase can be attributed mostly to revenue improvements and increased receivables. The Company has no material commitments for capital expenditures during 1996.




                                    13 of 33

     Management believes that the Company's credit facility, working capital and internally generated funds are sufficient to support current operations and any currently foreseeable increase in activities.


          INFLATION

     To date, the impact of inflation and changing prices on the Company's business has been minimal. The Company charges its customers fixed percentages of the salaries and wages of permanent and temporary employees, which causes its fee income to increase proportionately as salary and wages increase.




                                    14 of 33

Item 7.   Financial Statements and Supplementary Data
          -------------------------------------------


                    WINSTON RESOURCES, INC. AND SUBSIDIARIES
                    ----------------------------------------

                                                                        Page
                                                                        ----

Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . .    16

Consolidated Balance Sheet - December 31, 1995  . . . . . . . . . . .    17

Consolidated Statements of Operations - Years ended
     December 31, 1995 and 1994 . . . . . . . . . . . . . . . . . . .    18

Consolidated Statements of Stockholders' Equity -
     Years ended December 31, 1995 and 1994 . . . . . . . . . . . . .    19

Consolidated Statements of Cash Flows - Years
     ended December 31, 1995 and 1994 . . . . . . . . . . . . . . . .    20

Notes to Consolidated Financial Statements  . . . . . . . . . . . . .    21




                                    15 of 33

                                                Richard A. Eisner & Company, LLP
                                                     Accountants and Consultants


[LOGO]


                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
Winston Resources, Inc.
New York, New York


     We have audited the consolidated balance sheet of Winston Resources, Inc. and subsidiaries as at December 31, 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Winston Resources, Inc. and subsidiaries as at December 31, 1995 and the results of their operations and cash flows for each of the years in the two-year period then ended in conformity with generally accepted accounting principles.


/s/ Richard A. Eisner & Company, LLP


New York, New York
March 11, 1996



                  575 Madison Avenue, New York, N.Y. 10022-2597
                 Member of Summit International Associates, Inc.




                                                                        16 of 33

                    WINSTON RESOURCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                             AS AT DECEMBER 31, 1995


                                A S S E T S
                                -----------
                                  (Note 5)
 Current assets:
    Cash and cash equivalents . . . . . . . . . . . . . . . .  $  144,000
    Accounts and notes receivable, trade, less allowance for
      doubtful accounts of $214,000 (Note 5). . . . . . . . .   5,816,000
    Prepaid expenses and other current assets . . . . . . . .     304,000
    Marketable securities (Note 1). . . . . . . . . . . . . .     210,000
                                                               -----------
           Total current assets . . . . . . . . . . . . . . .   6,474,000

 Fixed assets - at cost, less accumulated depreciation and
    amortization of $726,000 (Notes 1 and 4). . . . . . . . .     353,000

 Other assets:
    Security deposits and other assets. . . . . . . . . . . .     319,000
                                                               -----------

           T O T A L. . . . . . . . . . . . . . . . . . . . .  $7,146,000
                                                               ===========


                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

 Current liabilities:
    Accounts payable and accrued expenses (Note 6). . . . . .  $2,696,000
    Credit facility debt (Note 5) . . . . . . . . . . . . . .     682,000
    Capital lease obligations (Note 5). . . . . . . . . . . .      68,000
                                                               -----------
           Total current liabilities. . . . . . . . . . . . .   3,446,000

 Deferred rent (Note 8) . . . . . . . . . . . . . . . . . . .     379,000

 Deferred credit - net (Note 3) . . . . . . . . . . . . . . .      61,000

 Long-term portion of credit facility debt (Note 5) . . . . .     500,000

 Long-term portion of capital lease obligations (Note 5). . .     106,000
                                                               -----------
           Total liabilities. . . . . . . . . . . . . . . . .   4,492,000

 Commitments and contingencies (Note 8)

 Stockholders' equity (Note 9):
    Preferred stock - $100 par value;
      authorized 2,000,000 shares, no shares
      issued
    Common stock - $.01 par value; authorized
      10,000,000 shares, issued and outstanding

      2,920,833 shares. . . . . . . . . . . . .  $    29,000
    Additional paid-in capital. . . . . . . . .    4,396,000
    Accumulated deficit . . . . . . . . . . . .   (1,799,000)
    Unrealized gain on securities held
      available-for-sale, net (Note 1). . . . .       28,000
                                                 ------------
           Total stockholders' equity . . . . . . . . . . . .   2,654,000
                                                               -----------

           T O T A L. . . . . . . . . . . . . . . . . . . . .  $7,146,000
                                                               ===========

                 See notes to consolidated financial statements.




                                      - 2 -                             17 of 33

                    WINSTON RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        Year Ended
                                                       December 31,
                                                --------------------------
                                                    1995          1994
                                                ------------  ------------

 Revenue:
    Placement fees and related income
      (Notes 1 and 3). . . . . . . . . . . . .   $30,989,000  $24,297,000
                                                 ------------ ------------


 Operating expenses:
    Compensation and other benefits (Note 8) .    22,914,000   17,692,000
    Selling, general and administrative. . . .     7,195,000    5,584,000
    Amortization of intangibles. . . . . . . .       139,000      156,000
                                                 ------------ ------------

                                                  30,248,000   23,432,000
                                                 ------------ ------------

 Write off of restrictive covenant costs and
    related assets associated with franchise
    activities (Note 2). . . . . . . . . . . .     1,122,000
                                                 ------------

 Income (loss) from operations . . . . . . . .      (381,000)     865,000
                                                 ------------ ------------

 Interest expense. . . . . . . . . . . . . . .      (268,000)    (183,000)

 Interest and other income . . . . . . . . . .       217,000      113,000
                                                 ------------ ------------

                                                     (51,000)     (70,000)
                                                 ------------ ------------

 Income (loss) before provision for income
    taxes. . . . . . . . . . . . . . . . . . .      (432,000)     795,000

 Provision for income taxes (Note 7) . . . . .       - 0 -        159,000
                                                 ------------ ------------


 NET INCOME (LOSS) . . . . . . . . . . . . . .   $  (432,000) $   636,000
                                                 ============ ============


 Primary and fully diluted net income (loss)
    per common share . . . . . . . . . . . . .       $(.15)       $.20
                                                     ======       =====


 Weighted average number of common shares
    outstanding (Note 1):
      Primary. . . . . . . . . . . . . . . . .     2,917,662    3,152,530
      Fully diluted. . . . . . . . . . . . . .     2,917,662    3,152,530



                 See notes to consolidated financial statements.




                                      - 3 -                             18 of 33

                  WINSTON RESOURCES, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                    Common Stock -
                                     $.01 Par Value
                                  -------------------
                                    Number             Additional                  Unrealized Gain
                                      of                Paid-in    (Accumulated  on Securities Held
                                    Shares     Amount    Capital     Deficit)    Available for Sale     Total
                                  ---------   -------  ----------  ------------  ------------------  ----------
Balance - January 1, 1994. . . .   2,914,150  $29,000  $4,393,000  $(2,003,000)                      $2,419,000


Issuance of common stock . . . .      1,650


Net income . . . . . . . . . . .                                       636,000                          636,000
                                   ---------  -------  ----------  ------------                      ----------


Balance - December 31, 1994. . .   2,915,800  29,000   4,393,000    (1,367,000)                       3,055,000


Issuance of common stock . . . .      5,033                3,000                                          3,000


Net (loss) . . . . . . . . . . .                                      (432,000)                       (432,000)


Unrealized gain on securities
   held available for sale, net.                                                      $28,000            28,000
                                   ---------  -------  ----------  ------------       --------       ----------


BALANCE - DECEMBER 31, 1995. . .   2,920,833  $29,000  $4,396,000  $(1,799,000)       $28,000        $2,654,000
                                   =========  =======  ==========  ============       ========       ==========



              See notes to consolidated financial statements.




                                   - 4 -                                19 of 33

                    WINSTON RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Year Ended
                                                        December 31,
                                                  ------------------------
                                                     1995          1994
                                                  ----------    ----------

 Cash flows from operating activities:
    Net income (loss). . . . . . . . . . . . .   $  (432,000)  $   636,000
    Charges and credits to net income (loss)
      not affecting cash:
        Depreciation and amortization. . . . .       269,000       266,000
        Deferred rent. . . . . . . . . . . . .       (19,000)       20,000
        Deferred (income) loss recognized. . .        60,000        (9,000)
        Write off of restrictive covenant
          costs and related assets . . . . . .     1,122,000
        Receipt of marketable securities . . .      (163,000)
        Deferred tax benefit . . . . . . . . .      (111,000)
        Changes in assets and liabilities:
          (Increase) in receivables and

            prepaid expenses . . . . . . . . .    (1,334,000)   (1,562,000)
          (Increase) decrease in other assets,
            net. . . . . . . . . . . . . . . .       276,000      (140,000)
          Increase in liabilities. . . . . . .       299,000       517,000
                                                 ------------  ------------

            Net cash (used in) operating
              activities . . . . . . . . . . .       (33,000)     (272,000)
                                                 ------------  ------------

 Cash flows from investing activities:
    Purchases of fixed assets. . . . . . . . .       (70,000)      (88,000)
                                                 ------------  ------------

 Cash flows from financing activities:
    Proceeds (repayment) of notes payable. . .       (23,000)      436,000
    Proceeds from exercise of options. . . . .         3,000
    Repayment of capital leases. . . . . . . .       (26,000)
                                                 ------------  ------------

            Net cash provided by (used in)
              financing activities . . . . . .       (46,000)      436,000
                                                 ------------  ------------

 NET INCREASE (DECREASE) IN CASH . . . . . . .      (149,000)       76,000

 Cash and cash equivalents - beginning of year       293,000       217,000
                                                 ------------  ------------



 CASH AND CASH EQUIVALENTS - END OF YEAR . . .   $   144,000   $   293,000
                                                 ============  ============

 Supplemental disclosures of cash flow
    information:
      Cash payments for interest . . . . . . .   $   255,000   $   186,000
      Cash payments for income taxes . . . . .       219,000        86,000

 Supplemental disclosures of noncash investing
    and financing activities:
      Capitalization of equipment pursuant to
        lease obligations. . . . . . . . . . .        83,000       130,000
      Unrealized gain on securities held
        available for sale, net. . . . . . . .        28,000



                 See notes to consolidated financial statements.




                                      - 5 -                             20 of 33

                    WINSTON RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(NOTE 1) - Principal Business Activity and Summary of Significant
- -----------------------------------------------------------------
           Accounting Policies:
           -------------------

     Business activity:
     -----------------

     Winston Resources, Inc. and Subsidiaries (the "Company") provide a wide variety of temporary staffing specialties, permanent placement services, executive search recruitment, and recruitment advertising to the business community.

     Principles of consolidation:
     ---------------------------

     The accompanying consolidated financial statements include the accounts of Winston Resources, Inc. and its wholly owned subsidiaries. All significant intercompany and interdivisional transactions and balances have been eliminated in consolidation.

     Revenue recognition:
     -------------------

     Permanent placement revenue is recognized when a candidate is accepted for employment. Provisions are made for estimated losses in realization (principally due to applicants not remaining in employment for the guarantee period). Temporary placement revenue is recognized when the temporary personnel provide the services. Nonrefundable retainer revenue is recognized according to the terms of the search contract.

     Depreciation and amortization:
     -----------------------------

     Depreciation and amortization of fixed and intangible assets are being provided for by the straight-line and declining balance methods over the estimated useful lives of the assets.

     Income (loss) per share:
     -----------------------

     Income (loss) per share is computed using the weighted average number of common shares outstanding and, when dilutive, common stock equivalents.

     Use of estimates:
     ----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


        (continued)




                                        - 6 -                           21 of 33

                    WINSTON RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(NOTE 1) - Principal Business Activity and Summary of Significant
- -----------------------------------------------------------------
           Accounting Policies:  (continued)
           -------------------

     Securities held available for sale:
     ----------------------------------

     The Company has classified their securities as investments available-for-sale pursuant to Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, any unrealized gain or loss on the investments, net of deferred taxes thereon, is recorded as a separate component of equity.


(NOTE 2) - Franchise Intangibles and Related Assets:
- ---------------------------------------------------

     Management periodically evaluates the carrying amount of its long-term assets by estimating the future cash flows against the carrying value of these assets. In connection therewith, the Company has written off the restrictive covenant costs and related assets associated with its franchise activities (approximately $1,122,000) during the fourth quarter of its year ended December 31, 1995. Previously, such costs were being amortized over 7 and 15 year periods. The Company anticipates no further material write-offs will be required in the future.


(NOTE 3) - Deferred Credit:
- --------------------------

     This amount represents deferred gain from the sale of certain assets in prior years of $1,173,000, less notes receivable from the purchaser due in annual installments to 2002. The deferred income will be recognized as the notes are collected.


(NOTE 4) - Fixed Assets:
- -----------------------

     Fixed assets consists of the following:

                                                          Estimated
                                                         Useful Life
                                                        -------------

     Furniture, fixtures and equipment. .  $  796,000   3 to 7 years
     Leasehold improvements . . . . . . .     283,000   Life of lease
                                           -----------
                                            1,079,000
     Less accumulated depreciation and
        amortization. . . . . . . . . . .     726,000
                                           -----------

               B a l a n c e. . . . . . .  $  353,000
                                           ===========


        (continued)




                                        - 7 -                           22 of 33

                    WINSTON RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(NOTE 4) - Fixed Assets:  (continued)
- -----------------------

     At December 31, 1995, fixed assets include approximately $155,000 net of accumulated depreciation, of telephone equipment, computer equipment and software under capital leases.


(NOTE 5) - Long-term Debt:
- -------------------------

     [a]  Credit Facility:
          ---------------

     The Company's secured credit facility, as amended, provides for advances of $500,000 repayable on April 16, 1998 and additional short-term advances to a maximum of $2,000,000, both based on up to 80% of eligible accounts receivable. The Company pays interest on advances at a rate of 2 3/4% above the finance company's reference rate. At December 31, 1995 the Company was paying interest on advances at a rate of 11.50%. The credit facility is collateralized by substantially all the assets of the Company.

     [b]  Capital lease obligations:
          -------------------------

          During the years ended December 31, 1995 and December 31, 1994, the Company leased approximately $83,000 of telephone equipment and $130,000 of computer equipment, respectively, under capital leases all of which are included in fixed assets (Note 4). The following is a schedule of the future minimum lease payments together with the present value of the minimum lease payments as of December 31, 1995.

          Year Ending
          December 31,
          ------------

              1996. . . . . . . . . . . . . . .  $ 76,000
              1997. . . . . . . . . . . . . . .    61,000
              1998. . . . . . . . . . . . . . .    21,000
              1999. . . . . . . . . . . . . . .    21,000
              2000. . . . . . . . . . . . . . .    17,000
                                                 ---------

                        T o t a l . . . . . . .   196,000
              Less amount representing interest
                 (effective rates 11% and 15%).    22,000
                                                 ---------

              Present value of the minimum
                 lease payments . . . . . . . .  $174,000
                                                 =========

              Current portion of capital lease
                 obligations. . . . . . . . . .  $ 68,000
              Long-term portion of capital
                 lease obligations. . . . . . .   106,000
                                                 ---------

                        T o t a l . . . . . . .  $174,000
                                                 =========


        (continued)




                                        - 8 -                           23 of 33

                    WINSTON RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(NOTE 6) - Accounts Payable and Accrued Expenses:
- ------------------------------------------------

     Accounts payable and accrued expenses consist of the following:

        Accounts payable - trade. . . . . . . .  $  855,000
        Accrued compensation and payroll taxes.     719,000
        Accrued commissions . . . . . . . . . .     681,000
        Other accrued expenses. . . . . . . . .     441,000
                                                 -----------

                  T o t a l . . . . . . . . . .  $2,696,000
                                                 ===========


(NOTE 7) - Income Taxes:
- -----------------------

     The provision for income taxes consists of:

                                                 Year Ended
                                                 December 31,
                                            ---------------------
                                               1995        1994
                                            ----------  ---------

          Current:
             Federal . . . . . . . . . . .  $  79,000   $ 36,000
             State and local . . . . . . .     32,000    123,000
          Deferred benefit . . . . . . . .   (111,000)
                                            ----------  ---------

                                            $  - 0 -    $159,000
                                            ==========  =========

     A reconciliation of the federal statutory tax rate to the actual effective rate is as follows:

                                                Year Ended
                                               December 31,
                                            ------------------
                                             1995      1994
                                            -------  ---------

          Statutory rate . . . . . . . . .  (34.0)%     34.0 %
          State and local income taxes
             net of federal benefit. . . .    5.6        9.5
          Increase/(decrease) in
             valuation allowance . . . . .   16.4      (24.3)
          Permanent differences. . . . . .   12.0
          Other. . . . . . . . . . . . . .               0.8
                                            ------     ------

                                              0   %     20.0 %
                                            ======     ======


        (continued)




                                        - 9 -                           24 of 33

                    WINSTON RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(NOTE 7) - Income Taxes:  (continued)
- -----------------------

     The deferred tax asset is comprised of the following:

          Provision for doubtful accounts. . .  $  86,000
          Intangible assets written off. . . .    334,000
          Accrued rent . . . . . . . . . . . .    152,000
          Gain deferred for tax purposes . . .    (65,000)
          Other. . . . . . . . . . . . . . . .     12,000
          Valuation reserve. . . . . . . . . .   (408,000)
                                                ----------

                    T o t a l. . . . . . . . .  $ 111,000
                                                ==========

     During the years ending December 31, 1995 and 1994, the valuation allowance increased by $29,000 and decreased by $240,000, respectively. At December 31, 1995, the valuation reserve was recorded since realization of the deferred tax asset beyond the amount recorded is not considered more likely than not. Permanent differences result from the nondeductible portion of meals and entertainment and from premiums paid for officers' life insurance policies.


(NOTE 8) - Commitments and Contingencies:
- ----------------------------------------

     Operating leases:
     ----------------

     The Company leases office space under noncancelable operating leases which expire at various dates through 2003. These leases are subject to escalations for increases in real estate taxes and other expenses.

     The aggregate future minimum lease payments required under these leases are as follows:

          Year Ending
          December 31,
          ------------

             1996. . . . . . . . . . . . . . .  $  487,000
             1997. . . . . . . . . . . . . . .     406,000
             1998. . . . . . . . . . . . . . .     385,000
             1999. . . . . . . . . . . . . . .     393,000
             2000. . . . . . . . . . . . . . .     419,000
             Thereafter. . . . . . . . . . . .     966,000
                                                -----------

                                                $3,056,000
                                                ===========

     Rental expense under operating leases including escalation charges for the years ended December 31, 1995 and December 31, 1994 approximated $676,000 and $580,000, respectively.


        (continued)




                                        - 10 -                          25 of 33

                    WINSTON RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(NOTE 8) - Commitments and Contingencies:  (continued)
- ----------------------------------------

     Operating leases:  (continued)
     ----------------

     Pursuant to one of the Company's leases, rent expense charged to operations differs from rent paid because of the effect of free rent periods and scheduled rent increases. Accordingly, the Company has recorded deferred rent payable of $379,000 at December 31, 1995. Rent expense is calculated by allocating total rental payments, including those attributable to scheduled rent increases, on a straight-line basis, over the lease term.

     The Company has been released from a portion of its rent obligation on certain premises which it had been subleasing through 2003 but, in the event of default by the sublessee, it would remain liable for the balance of the rent obligation, which at December 31, 1995 aggregated to $659,000.

     Executive Employment Agreement:
     ------------------------------

     An employment agreement with the chief executive officer expiring in August 1997 provides for an annual salary of $400,000 plus incentive bonuses based on pre-tax income. The officer waived $37,000 of his compensation for the year ended December 31, 1994. In addition, the officer is entitled, under certain circumstances, to termination benefits.

     Lawsuits:
     --------

     There are various lawsuits pending against the Company. In the opinion of management, after consultation with counsel, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position.


(NOTE 9) - Stock Option Plan:
- ----------------------------

     In May 1990, the stockholders of the Company approved an Incentive Program (the "Program") authorizing the issuance to officers, directors, key employees, and certain consultants of stock options (both incentive stock options ("ISOs") which qualify under Section 422A of the Internal Revenue Code of 1986, as amended (the "Code") and nonqualified options), stock appreciation rights ("SARS") (in tandem with stock options or free-standing), restricted stock and directors' options issuable pursuant to a formula. Up to 575,000 shares (approximately 20% of the outstanding Common Stock) are issuable under the Program either as outright grants or upon exercise of options or SARS awarded thereunder.


        (continued)




                                        - 11 -                          26 of 33

                    WINSTON RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(NOTE 9) - Stock Option Plan:  (continued)
- ----------------------------

     The selection of participants from among employees and officers and the determination of the type and amount of awards (except as to the directors' options) is entirely within the discretion of the Option Committee of the Board of Directors (the "Committee"). There is no limit on the number or amount of awards which may be granted to any one person under the Program, except that the fair market value (determined as of the date of grant) of shares with respect to which ISOs are first exercisable in any one year as to any participation may not exceed $100,000.

     Restricted stock may be awarded under the Program either at no cost to the recipient or for such cost as specified by the grant. Unless waived in whole or in part by the Committee, once a holder of record of restricted stock ceases to be an employee, officer or director of the Company, all shares of restricted stock then held and still subject to restriction will be forfeited by such holder and reacquired by the Company.

     Directors of the Company who are not employees are eligible to participate solely in the nondiscretionary directors' option portion of the Program. All administrative powers of the Committee with respect to directors' options may be exercised, in the discretion of the Board of Directors, by an Alternate Committee comprised of persons not eligible to receive directors' options, one of whom must be a director. Moreover, in no event, may the number of shares subject to directors' options issuable to any qualified director in any year exceed 25,000.

     Stock option activity is summarized as follows:

                                                   Shares     Option Price
                                                  --------  -----------------
                                                               (per share)

             Balance at January 1, 1994. . . . .  317,850   $ .3750 - $ .6250
             Granted . . . . . . . . . . . . . .  107,800   $1.50   - $2.20
             Exercised . . . . . . . . . . . . .   (1,650)  $ .4375
                                                  --------

             Balance at January 1, 1995. . . . .  424,000   $ .3750 - $2.20
             Granted . . . . . . . . . . . . . .   99,350   $1.3750 - $1.8125
             Exercised . . . . . . . . . . . . .   (5,033)  $ .4375 - $ .6250
                                                  --------

             Balance at December 31, 1995
                (299,211 exercisable at option
                prices $.375 to $2.20) . . . . .  518,317
                                                  ========

             At December 31, 1995, 47,350 options are available for grant.




                                         - 12 -                         27 of 33

Item 8.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure
          --------------------

          No Reportable Events.

                                    PART III
                                    --------

Item 9.   Directors and Executive Officers of the Registrant
          --------------------------------------------------

          The information required by this item is incorporated herein by reference to the material under the caption "Election of Directors" in the
                                             ---------------------
Company's definitive Proxy Statement to be filed on or before April 30, 1996 (the "1996 Proxy Statement"). Reference is also made to the information under the caption "Executive Officers of the Registrant" contained in Part I of this
             ------------------------------------
Report.

Item 10.  Executive Compensation
          ----------------------

          The information required by this term is incorporated herein by reference to the material under the caption "EXECUTIVE COMPENSATION" in the 1996 Proxy Statement.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

          The information required by this item is incorporated herein by referenced to the Material under the caption "ELECTION OF DIRECTORS" in the 1996 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

          The information required by this item is incorporated herein by reference to the material under the caption "ELECTION OF DIRECTORS - Certain Transactions" in the 1996 Proxy Statement.

                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ----------------------------------------------------------------

          14(a).    The following financial statements, financial statement
schedules and exhibits are filed as part of this Report:

          14(b)1.   Financial Statements
                    --------------------

          The following consolidated financial statements of Winston Resources, Inc. and Subsidiaries are included in Part II, Item 7:

          Independent Auditors' Report




                                    28 of 33

          Consolidated Balance Sheet - December 31, 1995

          Consolidated Statements of Operations - Years ended
            December 31, 1995 and 1994

          Consolidated Statements of Stockholders' Equity -
            Years ended December 31, 1995 and 1994

          Consolidated Statements of Cash Flows - Years ended
            December 31, 1995 and 1994

          Notes to Consolidated Financial Statements

          14(a)3.   Exhibits
                    --------

Exhibit No.                        Description
- -----------                        -----------

     *3.1.1 Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on April 6, 1987 [Registration Statement No. 33-14913, Exhibit 3.1]

     *3.1.2 Agreement and Plan of Merger dated as of April 15, 1987, between Winston Resources, Inc. (New York) and the Company, as filed with the Secretary of State of Delaware on April 20, 1987 [Registration Statement No. 33-14813, Exhibit 3.2]

     *3.1.3 Certificate of Amendment of Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on June 11, 1993 [Form 10-KSB (1993)]

     *3.1.4 Composite Copy of Restated Certificate of Incorporation of the Company, as amended [Form 10-K (1987), Exhibit 3.3]

     *  3.2                   By-laws of the Company, as amended June 11, 1993
                              [Form 10-KSB (1993)]

     *    9                   Stockholders' Voting Agreement, dated June 8,
                              1987, among Seymour Kugler, Alec Peters and Melvin
                              Winograd [Registration Statement No. 33-14913,
                              Exhibit 9]

     * 10.2 Employment Agreement dated as of May 1, 1987, as amended (the "Employment Agreement"), between the Company and Seymour Kugler. [Form 10-KSB (1992),
                              Exhibit 10.2]




                                    29 of 33

Exhibit No.                        Description
- -----------                        -----------

     * 10.3 Supplemental Excess Profit Sharing Plan, dated December 12, 1984 [Registration Statement No. 33-14913, Exhibit 10.3]

     * 10.4 Incentive Program of the Company [Registration Statement on Form S-8 No. 33-37476, Exhibit 4]

     * 10.5 Agreement of Lease, dated as of August 8, 1990 (the "Lease"), between Nineteen New York Properties Limited Partnership, and the Company, as tenant [Form 10-K (1990), Exhibit 10.11].

     * 10.6 First Amendment of Lease dated as of March 1, 1992, between Nineteen New York Properties Limited Partnership and the Company. [Form 10-KSB (1992),
                              Exhibit 10.6]

     * 10.7 Second Amendment of Lease dated as of January 29, 1993, between Nineteen New York Properties Limited Partnership and the Company. [Form 10-KSB (1992),
                              Exhibit 10.7]

     * 10.8 Third Amendment of Lease dated as of February 19, 1993, between Nineteen New York Properties Limited Partnership and the Company. [Form 10-KSB (1992),
                              Exhibit 10.8]

     * 10.9 Security and Accounts Receivable Agreement dated as of April 16, 1992, by and between Ambassador Factors and the Company. [Form 10-KSB (1992),
                              Exhibit 10.9]

     * 10.10 Agreement between Winston Resources, Inc. and Ambassador Factors Corporation dated May 13, 1994. [Form 10-QSB (1994), Exhibit 10(a)]

     * 10.11 Agreement between Winston Resources, Inc. and Ambassador Factors Corporation dated June 30, 1994. [Form 10-QSB (1994), Exhibit 10(b)]

     * 10.12 Agreement between Winston Resources, Inc. and Finova Factors Corp. (formerly Ambassador Factors), dated April 24, 1995. [Form 10-QSB
                              (1995), Exhibit 10(a)]



     --------------------------------
          * Incorporated by Reference and not filed herewith.




                                    30 of 33

       10.13                 Agreement between Winston Resources, Inc. and
                              Finova Factors Corp. (formerly Ambassador
                              Factors), dated November 27, 1995.

       10.14                 Agreement between Winston Resources, Inc. and
                              Finova Factors Corp. (formerly Ambassador
                              Factors), dated March 18, 1996.

       22                     Subsidiaries of the Company:

                              Accountants Today, Inc.
                                   (a New York corporation)

                              Delta 10, Inc.
                                   (a New Jersey corporation)



Exhibit No.                        Description
- -----------                        -----------

                              Winston Franchise Corporation
                                   (a New Jersey corporation)

                              Roth Young Personnel Service, Inc.
                                   (a New York corporation)

                              Winston Personnel of Boca Raton, Inc.
                                   (a Florida corporation)

                              Winston Personnel, Inc. of New Jersey
                                   (a New Jersey corporation)

                              Winston Professional Staffing, Inc.
                                   (a New Jersey corporation)

                              Winston Staffing Services, Inc.
                                   (a New York corporation)

                              Winston Cosmopolitan, Inc.
                                   (a Delaware corporation)


     14(b).    Reports on Form 8-K.  No reports on Form 8-K have been filed
               -------------------
during the quarters ended December 31, 1995 or March 31, 1996.




                                    31 of 33

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:     March 27, 1996

                                        WINSTON RESOURCES, INC.


                                        By:  /s/ Seymour Kugler
                                           ---------------------------
                                           Seymour Kugler, Chairman of
                                           the Board and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     Signature
     ---------



 /s/ Seymour Kugler               Chairman of the Board and    March 27, 1995
- -------------------------------
  Seymour Kugler                  President; Principal
                                  Executive Officer; Director

 /s/ Jesse Ulezalka               Chief Financial Officer      March 27, 1995
- -------------------------------
  Jesse Ulezalka


 /s/ Reuben W. Abrams             Director                     March 27, 1995
- -------------------------------
  Reuben W. Abrams


 /s/ Martin Fischer               Director                     March 27, 1995
- -------------------------------
  Martin Fischer

 /s/ Alan E. Wolf                 Director                     March 27, 1995
- -------------------------------
  Alan E. Wolf




                                   32 of 33

 /s/ Martin Wolfson               Director                     March 27, 1995
- -------------------------------
  Martin Wolfson


 /s/ Gregg Kugler                 Director                     March 27, 1995
- -------------------------------
  Gregg Kugler


 /s/ Martin J. Simon              Director                     March 27, 1995
- -------------------------------
  Martin J. Simon




                                    33 of 33

                                     EXHIBIT INDEX
                                     -------------

      EXHBIT
        NO                                DESCRIPTION
      ------                              -----------

       10.13                 Agreement between Winston Resources, Inc. and
                              Finova Factors Corp. (formerly Ambassador
                              Factors), dated November 27, 1995.

       10.14                 Agreement between Winston Resources, Inc. and
                              Finova Factors Corp. (formerly Ambassador
                              Factors), dated March 18, 1996.

       22                     Subsidiaries of the Company: