Form 10QSB
period 1996-03-31
WINSTON RESOURCES INC
filed 1996-05-15
CIK 815274

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) Of The Securities Exchange Act of 1934: For the quarterly period ended March 31, 1996

[ ] Transaction report under Section 13 or 15(d) of the Exchange Act for the transition period from _________ to __________

Commission File Number 1-9629

                          WINSTON RESOURCES, INC.
- --------------------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)


Delaware                                     13-3134278
- ------------------------------               ------------------------------
(State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)            Identification No.)

535 Fifth Avenue, New York, New York 10017-3662
- -----------------------------------------------
(Address of Principal Executive Offices)

                                 (212) 557-5000
                           ---------------------------
                           (Issuer's telephone number)

                                 NOT APPLICABLE
- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (l) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes x  No   .
   ---   ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes    No   .
                                                  ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,923,833 shares of Common Stock, par value $.01 per share, outstanding on May 13, 1996.

Transitional Small Business Disclosure Format (check one):
Yes     No  X
    ---    ---
                                Exhibit Index appears on page 11.  Page 1 of 16.

                    WINSTON RESOURCES, INC., AND SUBSIDIARIES

                      Quarterly Report on Form 10-Q for the
                          Quarter Ended March 31, 1996

                                Table of Contents
                                -----------------

                                                                           Page
                                                                           ----

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

  The following financial statements of the Registrant are included:

  Consolidated Balance Sheet - March 31, 1996 (Unaudited)                    1-2

  Consolidated Statement of Operations - For the Three Months
  Ended March 31, 1996 and 1995 (unaudited)                                    3

  Consolidated Statement of Cash Flows - For the Three Months
  Ended March 31, 1996 and 1995 (unaudited)                                  4-5

  Notes to The Financial Statements For the Three
  Months Ended March 31, 1996 and 1995                                       6-7

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations                               8

PART II - OTHER INFORMATION                                                    9

Item 6. Exhibits and Reports on Form 8-K                                       9

                    WINSTON RESOURCES, INC. AND SUBSIDIARIES


                             -----------------------

                           Consolidated Balance Sheet
                              As at March 31, 1996
                                   (unaudited)

                             -----------------------




Assets (Note 4)

 Current Assets:

    Cash                                                        $  340,000

    Accounts and notes receivable, trade, net                    6,130,000

    Prepaid expenses and other current assets                      220,000

    Marketable securities                                          210,000
                                                                   -------
       Total current assets                                      6,900,000



 Fixed Assets, net                                                 336,000


 Other Assets:

    Security deposits and other assets                             317,000
                                                                   -------


       Total                                                    $7,553,000
                                                                ==========

                           Consolidated Balance Sheet
                             Continued On Next Page.

                      SEE ACCOMPANYING NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS.

                    WINSTON RESOURCES, INC. AND SUBSIDIARIES


                             -----------------------

                           Consolidated Balance Sheet
                              As at March 31, 1996
                                   (unaudited)

                             -----------------------



 Current liabilities:

    Accounts payable and accrued expenses                      $2,794,000

    Credit facility debt (Note 4)                                 871,000

    Capital lease obligation                                       66,000
                                                                   ------

       Total current liabilities                                3,731,000

 Deferred Rent                                                    372,000

 Deferred Credit - net (Note 2)                                    40,000

 Long-term portion of credit facility debt                        500,000

 Long-term portion of credit lease obligation                      90,000
                                                                   ------
       Total liabilities                                       $4,733,000


 Contingencies (Note 5)

 Stockholders' equity (Note 3):

    Preferred stock - $100 per value; authorized
      2,000,000 shares, no shares issued
    Common stock, $.01 par value; authorized
      10,000,000 shares, issued and outstanding
      2,923,833 shares                                             29,000

    Additional paid-in capital                                  4,397,000

    Accumulated deficit                                        (1,634,000)

 Unrealized gain on securities held available-
    for-sale, net                                                  28,000
                                                                   ------
     Total stockholders' equity                                $2,820,000
                                                               -----------

       Total                                                   $7,553,000
                                                               ===========


                      SEE ACCOMPANYING NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS.

                    WINSTON RESOURCES, INC. AND SUBSIDIARIES


                             -----------------------

                      Consolidated Statement of Operations
               For the Three Months ended March 31, 1996 and 1995
                                  (Unaudited)





                                                  1996          1995
                                                  ----          ----

 Revenue:
   Placement fees and
   related income                               $9,133,000     $7,214,000
                                                ----------     ----------
 Operating expenses:

   Compensation and other benefits               6,965,000      5,267,000

   Selling, general and administrative           1,859,000      1,630,000

   Amortization of intangibles                                     38,000
                                                 ---------         ------

                                                 8,824,000      6,935,000
                                                 ---------      ---------

 Income from operations                            309,000        279,000
                                                   -------        -------

 Interest expense, net                              58,000         57,000
                                                    ------         ------

 Income before provision for income taxes          251,000        222,000

 Provision for income taxes                         85,000         96,000
                                                    ------         ------
 Net Income                                     $  166,000     $  126,000
                                                ==========     ==========

 Primary and fully
   diluted net income
   per common share                                  $0.05          $0.04
                                                     =====          =====

 Weighted average number of common shares outstanding

   Primary                                       3,112,954      3,150,432

   Fully diluted                                 3,129,030      3,158,739


               UNAUDITED - SEE ACCOMPANYING NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

                    WINSTON RESOURCES, INC. AND SUBSIDIARIES


                             -----------------------

                      Consolidated Statement of Cash Flows
               For the Three Months ended March 31, 1996 and 1995
                                  (Unaudited)

                             -----------------------



                                                 1996           1995
                                                ------         ------
 Cash Flows from operating activities:

 Net income                                   $166,000        $126,000

 Charges and credits to net income not
    affecting cash:

    Depreciation and amortization               30,000          69,000

    Provision for doubtful receivables          (1,000)         25,000

    Deferred rent                               (7,000)         (7,000)

    Deferred (income) loss recognized          (21,000)

    Changes in assets and liabilities:

      (Increase) decrease in Accounts
         receivable                           (314,000)       (435,000)

      (Increase) decrease in Prepaid
         expenses and other current
         assets                                 84,000         (39,000)

      (Increase) decrease in Security
         deposits and other assets               2,000         (91,000)

      Increase in Accounts payable
         and accrued expenses                   98,000         239,000
                                             ---------        ---------
 Net cash provided by (used in) operat-
    ing activities                              37,000        (113,000)
                                             ---------        ---------

 Cash flows (used in) investing
    activities:


    Purchases of fixed assets                  (13,000)        (22,000)
                                             ---------        --------


                             Statement of Cash Flows
                             Continued On Next Page.

               UNAUDITED - SEE ACCOMPANYING NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

                    WINSTON RESOURCES, INC. AND SUBSIDIARIES


                             -----------------------

                      Consolidated Statement of Cash Flows
               For the Three Months ended March 31, 1996 and 1995
                                   (Unaudited)

                             -----------------------


                                                1996                1995
                                                ----                ----
 Cash flows from financing
 activities:

  Proceeds from (payments on)
    short term and long-term
    debt                                       189,000            (57,000)

  Proceeds from exercise of
    options                                      1,000

 Repayment of capital leases                   (18,000)
                                              --------            --------
 Net cash provided by (used in)
   financing activities                        172,000            (57,000)

 Net increase (decrease) in
   cash                                        196,000           (192,000)

 Cash at beginning of period                   144,000            293,000
                                              --------            -------
 Cash at end of period                        $340,000           $101,000
                                              ========           ========

 Supplemental cash flows
   information:

    Cash paid during the period
      for:

    Interest                                  $ 69,000           $ 60,000
                                              --------           --------

     Income taxes                             $ 32,000           $103,000
                                                ------            -------





               UNAUDITED - SEE ACCOMPANYING NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS.

                    WINSTON RESOURCES, INC. AND SUBSIDIARIES


                             -----------------------

                   Notes To Consolidated Financial Statements
               For the Three Months ended March 31, 1996 and 1995

                             -----------------------


1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary to present fairly the financial position of the Company as of March 31, 1996, the results of its operations for the three months ended March 31, 1996 and March 31, 1995 and changes in its cash flows for the three months ended March 31, 1996 and March 31, 1995. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three months ended March 31, 1996 are not necessarily indicative of operating results that may be expected for the year ending December 31, 1996. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report to Shareholder and Annual Report in Form 10-KSB for the year ended
     December 31, 1995.

2. The deferred gain resulting from the sale of certain assets of the Company's wholly-owned subsidiary, E.G. Todd Associates, Inc., to E.G. Todd Physicians Search, Inc., consists of $1,143,000, offset by notes receivable of $1,103,000 from purchaser resulting in a deferred credit of $40,000.

3.   Stock option activity is summarized as follows:


                                                  Option Price
                                Shares             (per share)
                                ------            ------------
 Balance at
   January 1, 1996              514,317            $ .3750-$2.20

 Granted                              0               0

 Exercised                       (3,000)          $ .3750
                                 -------
 Balance at
    March 31, 1996              511,317
                                -------


At March 31, 1996, 51,350 options are available for grant.

                    WINSTON RESOURCES, INC. AND SUBSIDIARIES


                             -----------------------

                   Notes To Consolidated Financial Statements
               For the Three Months ended March 31, 1996 and 1995

                             -----------------------

4. On March 18, 1996, the Company extended its secured credit facility with a finance company. The lending facility provides for short term advances to a maximum of $2,500,000, which currently bear interest at a rate of 2-3/4% above the finance company's reference rate (8.75% at March 31, 1996), based on up to 80% of eligible accounts receivables. The credit facility is collateralized by substantially all the assets of the Company.

     On March 18, 1996, the finance company agreed to defer $500,000 of the credit facility debt until April 16, 1998.

5. Income per share is computed using the weighted average number of common shares outstanding. Common stock equivalents, assuming the exercise of stock options, are included in the calculation of net income per share when there is a dilutive effect.

                    WINSTON RESOURCES, INC. AND SUBSIDIARIES


                             -----------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months ended March 31, 1996 compared to
- ----------------------------------------------------------------------------
Three Months ended March 31, 1995.
- ---------------------------------

Revenues
- --------

Revenues increased by approximately $1,919,000 or 27%. The increase in the quarter ended March 31, 1996 is primarily due to the increase in temporary staffing revenues as compared to the corresponding period in 1995.

Operating Expenses
- ------------------

Operating expenses increased approximately 27% in the quarter ended March 31, 1996 as compared to the corresponding period in 1995. The increase is mainly due to increased compensation and compensation related costs associated with the increase in revenues, as well as increased workers' compensation insurance expense. Additional increases resulted from additions to the sales force and administrative areas for the nursing and legal divisions started in 1995.

Operating Results
- -----------------

Net income for the three month period ended March 31, 1996 was approximately $166,000 or $.05 per common share as compared to net income of approximately $126,000 or $.04 per common share in the prior year's first quarter. The improvement in operating results is primarily due to increased temporary staffing revenues and a decrease in selling, general and administrative expenses as a percentage of revenue. The Company anticipates that future operating results will benefit from increased revenues which should result from its investment in its operating expenses for our nursing and legal divisions discussed above.

Liquidity and Capital Resources
- -------------------------------

Working capital at March 31, 1996 was approximately $3,170,000 as compared to $3,026,00 at December 31, 1995. This increase can be attributed mostly to revenue improvements resulting in an increase in receivables. The Company has no material commitments for capital expenditures during 1996. Management believes that the Company's credit facility, working capital and internally generated funds are sufficient to support current operations and any currently foreseeable increase in activity.

Inflation
- ---------

To date, the impact of inflation and changing prices on the Company's business has been minimal. The Company charges its customers fixed percentages of the salaries and wages of permanent and temporary employees, which causes its fee income to increase proportionately as salary and wages increase.

                    WINSTON RESOURCES, INC. AND SUBSIDIARIES


                             -----------------------



                           PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     10(a) Agreement between Winston Resources, Inc., and Finova Capital Corporation dated March 18, 1996.

     27  Financial Data Schedules for the three months ended March 31, 1996.

(b)  Reports on Form 8-K

     No reports on Form 8-K have been filed during the quarter ended March 31, 1996.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WINSTON RESOURCES, INC.


                                   By:/s/ Seymour Kugler
                                      ---------------------------------
                                       Seymour Kugler
                                       Chairman of the Board
                                       and President




                                   By:/s/ Jesse Ulezalka
                                      ---------------------------------
                                       Jesse Ulezalka
                                       Chief Financial Officer

Dated: May 8, 1996

                                  Exhibit Index
                                  -------------

Exhibit 10(a) Agreement between Winston Resources, Inc. and Finova Capital Corporation dated March 18,
                                   1996 . . . . . . . . . . . . . . . . . . . 12

Exhibit 27                         Financial Data Schedules for the three months
                                   ended March 31, 1996 . . . . . . . . . . . 14