Form 10KSB/A
period 1995-12-31
WINSTON RESOURCES INC
filed 1996-05-31
CIK 815274

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB/A

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT

For the fiscal year ended December 31, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the transition period _________________________ to ______________________

                           Commission File No. 1-9629

                             WINSTON RESOURCES, INC.
                     ---------------------------------------
                 (Name of small business issuer in its charter)

            Delaware                                             13-3134278
- -------------------------------                              -----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

   535 Fifth Avenue, New York, New York                               10017
- ----------------------------------------                           ----------
(Address of principal executive offices)                           (Zip Code)

Issuer's telephone number, including area code:  (212) 557-5000

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class                                    Name of Each Exchange
- -------------------
                                                       on which Registered
                                                       -------------------
Common Stock, $.01 par value                           American Stock Exchange

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






























                                     1 of 8

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






















































                                     2 of 8

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

     Exhibit No.                   Description
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






























                                     3 of 8

     Exhibit No.              Description
     -----------              -----------


     *3.1.3 Certificate of Amendment of Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on June 11, 1993 [Form 10-KSB (1993)]

     *3.1.4 Composite Copy of Restated Certificate of Incorporation of the Company, as amended [Form 10-K (1987), Exhibit 3.3]

     *3.2           By-laws of the Company, as amended June 11, 1993 [Form 10-
                    KSB (1993)]

     *9 Stockholders' Voting Agreement, dated June 8, 1987, among Seymour Kugler, Alec Peters and Melvin Winograd [Registration Statement No. 33-14913, Exhibit 9]

     *10.2 Employment Agreement dated as of May 1, 1987, as amended (the "Employment Agreement"), between the Company and Seymour Kugler. [Form 10-KSB (1992), Exhibit 10.2]

     *10.3 Supplemental Excess Profit Sharing Plan, dated December 12, 1984 [Registration Statement No. 33-14913, Exhibit 10.3]

     *10.4 Incentive Program of the Company [Registration Statement on Form S-8 No. 33-37476, Exhibit 4]

     *10.5 Agreement of Lease, dated as of August 8, 1990 (the "Lease"), between Nineteen New York Properties Limited Partnership, and the Company, as tenant [Form 10-K (1990),
                    Exhibit 10.11].

     *10.6 First Amendment of Lease dated as of March 1, 1992, between Nineteen New York Properties Limited Partnership and the Company. [Form 10- KSB (1992), Exhibit 10.6]

     *10.7 Second Amendment of Lease dated as of January 29, 1993, between Nineteen New York Properties Limited Partnership and the Company. [Form 10-KSB (1992), Exhibit 10.7]

     *10.8 Third Amendment of Lease dated as of February 19, 1993, between Nineteen New York Properties Limited Partnership and the Company [Form 10-KSB (1992), Exhibit 10.8]




























                                     4 of 8

     Exhibit No.             Description
     -----------             -----------

     *10.9 Security and Accounts Receivable Agreement dated as of April 16, 1992 by and between Ambassador Factors and the Company. [Form 10-KSB (1992), Exhibit 10.9]

     *10.10 Agreement between Winston Resources, Inc. and Ambassador Factors Corporation dated May 13, 1994. [Form 10-QSB
                    (1994), Exhibit 10(a)]

     *10.11 Agreement between Winston Resources, Inc. and Ambassador Factors Corporation dated June 30, 1994. [Form 10-QSB
                    (1994), Exhibit 10(b)]

     *10.12 Agreement between Winston Resources, Inc. and Finova Factors Corp. (formerly Ambassador Factors), dated April 24, 1995. [Form 10-QSB (1995), Exhibit 10(a)]

     *10.13 Agreement between Winston Resources, Inc. and Finova Factors Corp. (formerly Ambassador Factors), dated November 27, 1995. [Form 10-KSB (1995), Exhibit 10.13]

     *10.14 Agreement between Winston Resources, Inc. and Finova Factors Corp. (formerly Ambassador Factors) dated March 18, 1996. [Form 10-KSB (1995), Exhibit 10.14]

      22            Subsidiaries of the Company:

                    Accountants Today, Inc.
                      (a New York corporation)

                    Delta 10, Inc.
                      (a New Jersey corporation)

                    Winston Franchise Corporation
                      (a New Jersey corporation)

                    Roth Young Personnel Service, Inc.
                      (a New York corporation)


- --------------------------------
    * Incorporated by Reference and not filed herewith.




























                                     5 of 8

     Exhibit No.                   Description
     -----------                   -----------

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


     27                  Financial Data Schedule

     14(b).    Reports on Form 8-K.  No reports on Form 8-K have been filed
               -------------------
     during the quarters ended December 31, 1995 or March 31, 1996.

















































                                     6 of 8

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:     May 30, 1996

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

     Signature
     ---------


  /s/ Seymour Kugler                Chairman of the Board and     May 30, 1996
- ---------------------------------   President; Principal Executive
        Seymour Kuger               Officer; Director


 /s/ Jesse Ulezalka                 Chief Financial Officer       May 30, 1996
- ---------------------------------
        Jesse Ulezalka


 /s/ Martin Fischer                 Director                      May 30, 1996
- ---------------------------------
        Martin Fischer


 /s/ Alan E. Wolf                   Director                      May 30, 1996
- ---------------------------------
        Alan E. Wolf
































                                     7 of 8

 /s/ Martin Wolfson                 Director                      May 30, 1996
- ---------------------------------
        Martin Wolfson


 /s/ Gregg Kugler                   Director                      May 30, 1996
- ---------------------------------
        Gregg Kugler


 /s/ Martin J. Simon                Director                      May 30, 1996
- ---------------------------------
        Martin J. Simon



























































                                     8 of 8