Form 10QSB
period 1996-06-30
WINSTON RESOURCES INC
filed 1996-08-09
CIK 815274

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C. 20549

                                FORM 10-QSB

(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) Of The Securities Exchange Act of 1934: For the quarterly period ended June 30, 1996.

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

                               (212) 557-5000
                               --------------
                        (Issuer's telephone number)

                               NOT APPLICABLE
                               --------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (l) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes x  No   .
   ---   ---

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court.  Yes    No
                                                                  ---   --
 .

                    APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,147,205 shares of Common Stock, par value $.01 per share, outstanding on August 9, 1996.

Transitional Small Business Disclosure Format (check one):
Yes     No  X
    ---    ---

                  WINSTON RESOURCES, INC. AND SUBSIDIARIES

                   Quarterly Report on Form 10-Q for the
                        Quarter Ended June 30, 1996.



                             TABLE OF CONTENTS
                             -----------------

                                                                       Page
                                                                       ----

PART I - FINANCIAL INFORMATION                                            3

Item 1. Financial Statements                                              3

  The following financial statements of the Registrant are included:

  Consolidated Balance Sheet - June 30, 1996 (Unaudited)                3-4

  Consolidated Statement of Operations - For the Three and
  Six Months Ended June 30, 1996 and 1995 (unaudited)                   5-6

  Consolidated Statement of Cash Flows - For the Six Months
  Ended June 30, 1996 and 1995 (unaudited)                              7-8

  Notes to The Financial Statements For the Six
  Months Ended June 30, 1996 and 1995                                  9-10

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations                      11-12

PART II - OTHER INFORMATION                                           13-14

Item 1. Legal Proceedings                                                13

Item 2. Changes in Securities                                            13

Item 3. Defaults Upon Senior Securities                                  13

Item 4. Submission of Matters to a Vote of Security-Holders              13

Item 5. Other Information                                                14

Item 6. Exhibits and Reports on Form 8-K                                 14

                  WINSTON RESOURCES, INC. AND SUBSIDIARIES


                          -----------------------

                                   PART I
                                   ------

                           FINANCIAL INFORMATION
                           ---------------------

                         CONSOLIDATED BALANCE SHEET
                            As at June 30, 1996
                                (unaudited)

                          -----------------------




ASSETS (Note 4)

 Current Assets:

    Cash                                                        $  110,000

    Accounts and notes receivable, trade, net                    6,329,000

    Prepaid expenses and other current assets                      164,000

    Marketable securities                                          210,000
                                                                ----------

       Total current assets                                      6,813,000


 Fixed Assets, net                                                 334,000



 Other Assets:

    Security deposits and other assets                             325,000
                                                                ----------



       Total                                                    $7,472,000
                                                                ==========


                         Consolidated Balance Sheet
                          Continued On Next Page.


                   SEE ACCOMPANYING NOTES TO CONSOLIDATED
                           FINANCIAL STATEMENTS.

               WINSTON RESOURCES, INC. AND SUBSIDIARIES


                          -----------------------

                         CONSOLIDATED BALANCE SHEET
                            As at June 30, 1996
                                (unaudited)

                          -----------------------



 Current liabilities:

    Accounts payable and accrued expenses                      $3,065,000

    Credit facility debt (Note 4)                                 318,000

    Capital lease obligation                                       66,000
                                                               ----------
       Total current liabilities                                3,449,000

 Deferred Rent                                                    365,000

 Deferred Credit - net (Note 2)                                    52,000

 Long-term portion of credit facility debt                        500,000

 Long-term portion of credit lease obligation                      75,000
                                                               ----------

       Total liabilities                                       $4,441,000


 Contingencies (Note 5)

 Stockholders' equity (Note 3):

    Preferred stock - $100 per value; authorized
      2,000,000 shares, no shares issued
    Common stock, $.01 par value; authorized
      10,000,000 shares, issued and outstanding
      3,147,205 shares                                             31,000

    Additional paid-in capital                                  4,404,000

    Accumulated deficit                                        (1,432,000)

    Unrealized gain on securities held available-
    for-sale, net                                                  28,000
                                                               ----------

     Total stockholders' equity                                $3,031,000
                                                               ----------

       Total                                                   $7,472,000
                                                               ==========



                   SEE ACCOMPANYING NOTES TO CONSOLIDATED
                           FINANCIAL STATEMENTS.

                  WINSTON RESOURCES, INC. AND SUBSIDIARIES


                          -----------------------

                    CONSOLIDATED STATEMENT OF OPERATIONS
             For the Three Months ended June 30, 1996 and 1995
                               (Unaudited)


                          -----------------------



                                                  1996          1995
                                                  ----          ----

 Revenue:

   Placement fees and related income            $9,289,000     $7,909,000
                                                ----------     ----------

 Operating expenses:

   Compensation and other benefits               6,923,000      5,879,000

   Selling, general and administrative           1,988,000      1,737,000

   Amortization of intangibles                       -             38,000
                                                ----------     ----------

                                                 8,911,000      7,654,000
                                                ----------     ----------
 Income from operations                            378,000        255,000
                                                ----------     ----------

 Interest expense, net                              44,000         58,000
                                                ----------     ----------


 Income before provision for income taxes          334,000        197,000
 Provision for income taxes                        133,000         42,000
                                                ----------     ----------

 Net Income                                     $  201,000     $  155,000
                                                ==========     ==========


 Primary and fully
   diluted net income
   per common share                                  $0.06          $0.05
                                                     =====          =====

 Weighted average number of common shares outstanding

   Primary                                       3,262,421      3,188,399

   Fully diluted                                 3,309,675      3,188,399

                    Consolidated Statement of Operations
                          Continued On Next Page.

             UNAUDITED - SEE ACCOMPANYING NOTES TO CONSOLIDATED
                            FINANCIAL STATEMENTS

                  WINSTON RESOURCES, INC. AND SUBSIDIARIES


                          -----------------------

                    CONSOLIDATED STATEMENT OF OPERATIONS
              For the Six Months ended June 30, 1996 and 1995
                               (Unaudited)


                          -----------------------



                                                  1996          1995
                                                  ----          ----

 Revenue:

   Placement fees and related income           $18,422,000    $15,123,000
                                               -----------    -----------

 Operating expenses:

   Compensation and other benefits              13,888,000     11,146,000

   Selling, general and administrative           3,847,000      3,366,000

   Amortization of intangibles                        -            76,000
                                                ----------    -----------

                                                17,735,000     14,588,000
                                               -----------    -----------
 Income from operations                            687,000        535,000
                                               -----------    -----------

 Interest expense, net                             102,000        115,000
                                               -----------    -----------


 Income before provision for income taxes          585,000        420,000

 Provision for income taxes                        218,000        139,000
                                               -----------    -----------

 Net Income                                    $   367,000    $   218,000
                                               ===========    ===========


 Primary and fully
   diluted net income
   per common share                                  $0.11          $0.09
                                                     =====          =====

 Weighted average number of common shares outstanding

   Primary                                       3,176,901      3,176,003

   Fully diluted                                 3,291,450      3,183,740



             UNAUDITED - SEE ACCOMPANYING NOTES TO CONSOLIDATED
                            FINANCIAL STATEMENTS

                  WINSTON RESOURCES, INC. AND SUBSIDIARIES


                          -----------------------

                    CONSOLIDATED STATEMENT OF CASH FLOWS
              For the Six Months ended June 30, 1996 and 1995
                                (Unaudited)


                          -----------------------


                                                  1996             1995
                                                 ------           ------
 Cash Flows from operating activities:

 Net income                                     $367,000        $281,000

 Charges and credits to net income not
    affecting cash:

    Depreciation and amortization                 60,000         138,000

    Provision for doubtful receivables            (3,000)         25,000

    Deferred rent                                (14,000)        (13,000)

    Deferred (income) loss recognized             (9,000)

    Changes in assets and liabilities:

      (Increase) in Accounts receivable         (510,000)       (365,000)
      (Increase) Decrease in Prepaid
      expenses and other current
      assets                                     140,000         (73,000)

      (Increase) in Security
      deposits and other assets                   (6,000)       (139,000)

      Increase (Decrease) in Accounts
      payable and accrued expenses               369,000        (231,000)
                                                 -------        ---------
 Net cash provided by (used in) operat-
    ing activities                               394,000        (377,000)
                                                 -------        ---------

 Cash flows (used in) investing
    activities:

    Purchases of fixed assets                    (41,000)        (28,000)
                                                 --------        --------


                          Statement of Cash Flows
                          Continued On Next Page.

             UNAUDITED - SEE ACCOMPANYING NOTES TO CONSOLIDATED
                            FINANCIAL STATEMENTS

                  WINSTON RESOURCES, INC. AND SUBSIDIARIES


                          -----------------------

                    CONSOLIDATED STATEMENT OF CASH FLOWS
              For the Six Months ended June 30, 1996 and 1995
                                (Unaudited)


                          -----------------------


                                                1996                1995
                                                ----                ----
 Cash flows from financing
 activities:

  Proceeds from (payments on)
    short term and long-term
    debt                                      (364,000)          (230,000)

  Proceeds from exercise of
    options                                     10,000                -

 Repayment of capital leases                   (33,000)               -
                                               --------          ---------

 Net cash provided by (used in)
   financing activities                       (387,000)          (230,000)

 Net increase (decrease) in
   cash                                        (34,000)          (175,000)

 Cash at beginning of period                   144,000            293,000
                                              --------           --------
 Cash at end of period                        $110,000           $118,000
                                              ========           ========


 Supplemental cash flows
   information:

    Cash paid during the period
      for:

     Interest                                 $ 49,000          $ 141,000
                                              --------          ---------

     Income taxes                               18,000            140,000
                                              --------          ---------



             UNAUDITED - SEE ACCOMPANYING NOTES TO CONSOLIDATED
                           FINANCIAL STATEMENTS.

                  WINSTON RESOURCES, INC. AND SUBSIDIARIES


                          -----------------------

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Six Months ended June 30, 1996 and 1995


                          -----------------------

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary to present fairly the financial position of the Company as of June 30, 1996, the results of its operations for the six and three months ended June 30, 1996 and June 30, 1995 and changes in its cash flows for the six months ended June 30, 1996 and June 30, 1995. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six and three months ended June 30, 1996 are not necessarily indicative of operating results that may be expected for the year ending December 31, 1996. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report in Form 10-KSB for the year ended December 31, 1995.

2. The deferred gain resulting from the sale of certain assets of the Company's wholly-owned subsidiary, E.G. Todd Associates, Inc., to E.G. Todd Physicians Search, Inc., consists of $1,143,000, offset by notes receivable of $1,091,000 from purchaser resulting in a deferred credit of $52,000.

3.   Stock option activity is summarized as follows:

                                                 Option Price
                                 Shares           (per share)
                                 ------          ------------
 Balance at
   January 1, 1996               15,317        $ .3750-$ 2.2000

 Granted                        160,500        $1.1250-$ 1.2375

 Exercised                      243,121        $ .3750-$42.0000
                                -------
 Balance at
    June 30, 1996               432,656
                                =======


At June 30, 1996, 290,850 options are available for grant.

                  WINSTON RESOURCES, INC. AND SUBSIDIARIES


                          -----------------------

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Six Months ended June 30, 1996 and 1995


                          -----------------------


4. Income per share is computed using the weighted average number of common shares outstanding. Common stock equivalents assuming the exercise of stock options, are included in the calculation of net income per share when there is a dilutive effect.

                  WINSTON RESOURCES, INC. AND SUBSIDIARIES
                  ----------------------------------------


                           ---------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months ended June 30, 1996 compared to
- --------------------------------------------------------------------------
the Three Months ended June 30, 1995.
- -------------------------------------

Revenues
- --------

Revenues increased by approximately $1,380,000 or 17%. The increase in the quarter ended June 30, 1996 is primarily due to the increase in temporary help revenues as compared to the corresponding period in 1995.

Operating Expenses
- ------------------

Operating expenses increased approximately 17% in the quarter ended June 30, 1996 as compared to the corresponding period in 1995. The increase is mainly due to increased compensation and compensation related costs associated with the increase in revenues. Additional increases resulted from additions to the sales force.

Net interest expense decreased during 1996 due mainly to the maintenance of a lower average loan balance as compared to 1995.

Operating Results
- -----------------

Net income for the three month period ended June 30, 1996 was approximately $201,000 or $.06 per common share as compared to net income of approximately $155,000 or $.05 per common share in the prior year's quarter. The results reflect increased revenues partially being offset by the increase in operating expenses. The Company anticipates that future operating results will benefit from increased revenues which should result from its continued investment in added operating costs.

Results of Operations for the Six Months ended June 30, 1996 compared to
- ------------------------------------------------------------------------
Six Months ended June 30, 1995.
- -------------------------------

Revenues
- --------

Revenues increased by approximately $3,300,000 or 22%. The increase for the six months ended June 30, 1996 is primarily due to the increase in temporary staffing revenues as compared to the corresponding period in 1995.

                  WINSTON RESOURCES, INC. AND SUBSIDIARIES

                          -----------------------



Operating Expenses
- ------------------

Operating expenses increased approximately 22% for the six months ended June 30, 1996 as compared to the corresponding period in 1995. The increase is mainly due to increased compensation and compensation related
costs associated with the increase in revenues.   Additional increases
resulted from additions to the sales force.

Net increase expense decreased during 1995 due mainly to the maintenance of a lower average loan balance as compared to 1995.

Operating Results
- -----------------

Net income for the six month period ended June 30, 1996 was approximately $367,000 or $.11 per common share as compared to net income of approximately $281,000 or $.09 per common share in the corresponding period for the prior year. The results are primarily due to increased revenues being partially offset by the increase in operating expenses. The Company anticipates that future operating results will benefit from increased revenues which should result from its investment in added operating costs. Liquidity and Capital Resources
- -------------------------------

Working capital at June 30, 1996 was approximately $3,364,000 as compared to $3,026,00 at December 31, 1995. This increase can be attributed mostly to revenue improvements and increased receivables. The Company has no material commitments for capital expenditures during 1996. Management believes that the Company's credit facility, working capital and internally generated funds are sufficient to support current operations and any currently foreseeable increase in activity.

Inflation
- ---------

To date, the impact of inflation and changing prices on the Company's business has been minimal. The Company charges its customers fixed percentages of the salaries and wages of permanent and temporary employees, which causes its fee income to increase proportionately as salary and wages increase.

                  WINSTON RESOURCES, INC. AND SUBSIDIARIES

                       -----------------------

                                PART II
                                -------

                             OTHER INFORMATION
                             -----------------

ITEM 1.  LEGAL PROCEEDINGS

    None

ITEM 2.  CHANGES IN SECURITIES

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     The Company's Annual Meeting of Stockholders was held on May 30, 1996 (the "Meeting"). At the Meeting, the Company's stockholders voted upon and approved the election of three directors, the adoption of the Company's 1996 Stock Plan, and the ratification of Ernst & Young, LLP as the independent auditors of the Company for the fiscal year ending December 31, 1996.

     The holders of the Company's Common Stock voted on all matters submitted for a vote at the Meeting. The number of votes cast for, against or withheld, as well as the number of abstentions, as to each such matter is set forth below:

                             Common Stock Total
                         -----------------------

Election of Directors
- ---------------------

                            For         Withheld
                         ---------      --------

Seymour Kugler           2,590,046      136,197
Alan E. Wolf             2,590,046      136,197
Gregg S. Kugler          2,588,646      137,597

                  WINSTON RESOURCES, INC. AND SUBSIDIARIES
                  ----------------------------------------

                           ----------------------


                                    Common Stock Total
                                -------------------------

                             For         Against     Abstain
                             ---         -------     -------

 Approval of the Company's
 1996 Stock Plan             1,604,972   149,597      3,700

 Ratification of
 Appointment of Auditors     2,706,646     3,700     15,897


ITEM 5.  OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:
         --------

         27.  Financial Data schedules for the six months ended
    June 30, 1996

     (b) Reports:
         -------

     A report on Form 8-K was filed by the Company on May 7, 1996 reporting replacement of Richard A. Eisner & Company, LLP as its independent accountants and simultaneously engaging Ernst & Young, LLP as its new independent accountants for the current fiscal year.

                                 SIGNATURES
                                 ----------

Pursuant to the requirments of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINSTON RESOURCES,INC.

                         By:
                            --------------------------------
                            Seymour Kugler
                            Chairman of the Board
                            and President


                         By:
                            --------------------------------
                            Jesse Ulezalka
                            Chief Financial Officer


Dated:  August 9, 1996