Form 10QSB/A
period 1996-06-30
WINSTON RESOURCES INC
filed 1996-08-16
CIK 815274

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C. 20549

                                FORM 10-QSB/A

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

3.   Stock option activity is summarized as follows:

                                                 Option Price
                                 Shares           (per share)
                                 ------          ------------
 Balance at
   January 1, 1996              515,317        $ .3750-$ 2.2000

 Granted                        160,500        $1.1250-$ 1.2375

 Exercised                     (243,161)       $ .3750-$ 2.0000
                                -------
 Balance at
    June 30, 1996               432,656
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


Dated:  August 15, 1996