Form 10QSB
period 1996-09-30
WINSTON RESOURCES INC
filed 1996-11-14
CIK 815274

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) Of The Securities Exchange Act of 1934: For the quarterly period ended September 30, 1996.

[ ] Transaction report under Section 13 or 15(d) of the Exchange Act for the transition period from _________ to __________

Commission File Number 1-9629

                             WINSTON RESOURCES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


Delaware                                  13-3134278
---------------------------------         -------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,163,711 shares of Common Stock, par value $.01 per share, outstanding on November 8, 1996.

Transitional Small Business Disclosure Format (check one):
Yes     No  X
    ---    ---

                    WINSTON RESOURCES, INC. AND SUBSIDIARIES

               Quarterly Report on Form 10-Q for the Quarter Ended
                               September 30, 1996.


                                Table of Contents

                                                                            Page

PART I - FINANCIAL INFORMATION                                               3

Item 1. Financial Statements                                                 3

  The following financial statements of the Registrant are included:

  Consolidated Balance Sheet - September 30, 1996 (Unaudited)              3-4

  Consolidated Statement of Operations - For the Three and Nine
  Months Ended September 30, 1996 and 1995 (unaudited)                     5-6

  Consolidated Statement of Cash Flows - For the Nine Months Ended
  September 30, 1996 and 1995 (unaudited)                                  7-8

  Notes to The Financial Statements For the Nine Months Ended
  September 30, 1996 and 1995                                             9-10

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                11-12

PART II - OTHER INFORMATION                                                 13

Item 1. Legal Proceedings                                                   13

Item 2. Changes in Securities                                               13

Item 3. Defaults Upon Senior Securities                                     13

Item 4. Submission of Matters to a Vote of Security-Holders                 13

Item 5. Other Information                                                   13

Item 6. Exhibits and Reports on Form 8-K                                    13

                    WINSTON RESOURCES, INC. AND SUBSIDIARIES

                          --------------------------
                                    PART I

                             FINANCIAL INFORMATION

                          Consolidated Balance Sheet
                           As at September 30, 1996
                                  (unaudited)
                          --------------------------

Assets

Current Assets:
   Cash                                                               $  153,000
   Accounts and notes receivable, trade, net                           6,826,000
   Prepaid expenses and other current assets                             278,000
   Marketable securities                                                 253,000
                                                                      ----------
      Total current assets                                             7,510,000

Fixed Assets, net                                                        357,000

Other Assets:
   Security deposits and other assets                                    274,000
                                                                      ----------

      Total                                                           $8,141,000
                                                                      ==========


                           Consolidated Balance Sheet
                             Continued On Next Page.

                     SEE ACCOMPANYING NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS.

                    WINSTON RESOURCES, INC. AND SUBSIDIARIES

                           --------------------------
                           Consolidated Balance Sheet
                            As at September 30, 1996
                                   (unaudited)
                           --------------------------

Current liabilities:
   Accounts payable and accrued expenses                             $3,685,000
   Credit facility debt                                                  26,000
   Capital lease obligation                                              66,000
                                                                     ----------
      Total current liabilities                                       3,777,000
Deferred Rent                                                           357,000
Deferred Credit - net (Note 2)                                           68,000
Long-term portion of credit facility debt                               500,000
Long-term portion of credit lease obligation                             53,000
                                                                     ----------
      Total liabilities                                              $4,755,000
                                                                     ==========

Stockholders' equity (Note 3):
   Preferred stock - $100 per value;
    authorized 2,000,000 shares, no shares issued
   Common stock - $.01 par value;
    authorized 10,000,000 shares,
    issued and outstanding 3,147,371 shares                              32,000
   Additional paid-in capital                                         4,404,000
   Accumulated deficit                                               (1,120,000)
   Unrealized gain on securities held
     available-for-sale, net                                             70,000
                                                                     ----------
    Total stockholders' equity                                       $3,386,000
                                                                     ----------
      Total                                                          $8,141,000
                                                                     ==========


                     SEE ACCOMPANYING NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS.

                    WINSTON RESOURCES, INC. AND SUBSIDIARIES

                           --------------------------
                      Consolidated Statement of Operations
             For the Three Months ended September 30, 1996 and 1995
                                   (Unaudited)
                           --------------------------



                                                    1996              1995
                                                    ----              ----
Revenue:

  Placement fees and related income             $10,669,000        $7,656,000
                                                -----------        ----------
Operating expenses:
  Compensation and other benefits                 7,823,000         5,722,000
  Selling, general and administrative             2,307,000         1,704,000
  Amortization of intangibles                         -                38,000
                                                -----------        ----------
                                                 10,130,000         7,464,000
                                                -----------        ----------
Income from operations                              539,000           192,000
                                                -----------        ----------
Interest expense, net                                17,000            38,000
                                                -----------        ----------
Income before provision for income
taxes                                               522,000           154,000
Provision for income taxes                          209,000            46,000
                                                -----------        ----------
Net Income                                      $   313,000        $  108,000
                                                ===========        ==========

Primary and fully
  diluted net income
  per common share (Note 4)                           $0.09             $0.03
                                                      =====             =====

Weighted average number of common
shares outstanding
  Primary                                         3,397,737         3,180,373
  Fully diluted                                   3,409,309         3,180,373


                      Consolidated Statement of Operations
                             Continued On Next Page.

               UNAUDITED - SEE ACCOMPANYING NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

                    WINSTON RESOURCES, INC. AND SUBSIDIARIES

                           --------------------------
                      Consolidated Statement of Operations
              For the Nine Months ended September 30, 1996 and 1995
                                   (Unaudited)
                           --------------------------


                                                        1996            1995
                                                        ----            ----
Revenue:

  Placement fees and related income                 $29,091,000      $22,779,000
                                                    -----------      -----------
Operating expenses:
  Compensation and other benefits                    21,711,000       16,868,000
  Selling, general and administrative                 6,154,000        5,070,000
  Amortization of intangibles                              -             114,000
                                                    -----------      -----------
                                                     27,865,000       22,052,000
                                                    -----------      -----------
Income from operations                                1,226,000          727,000
                                                    -----------      -----------
Interest expense, net                                   119,000          153,000
                                                    -----------      -----------

Income before provision for income taxes              1,107,000          574,000
Provision for income taxes                              427,000          185,000
                                                    -----------      -----------
Net Income                                          $   680,000      $   389,000
                                                    ===========      ===========

Primary and fully
  diluted net income
  per common share (Note 4)                               $0.20            $0.12
                                                          =====            =====

Weighted average number of common shares
  outstanding
  Primary                                             3,290,434        3,171,858
  Fully diluted                                       3,363,104        3,171,858


               UNAUDITED - SEE ACCOMPANYING NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

                    WINSTON RESOURCES, INC. AND SUBSIDIARIES

                           --------------------------
                      Consolidated Statement of Cash Flows
                  For the Nine Months ended September 30, 1996 and 1995
                                   (Unaudited)
                           --------------------------

                                                           1996           1995
                                                          ------         ------
Cash Flows from operating activities:

Net income                                            $   680,000     $ 389,000
Charges and credits to net income not
   affecting cash:

   Depreciation and amortization                           94,000       206,000
   Provision for doubtful receivables                      32,000        25,000
   Deferred rent                                          (22,000)      (19,000)
   Deferred (income) loss recognized                        7,000        47,000
   Changes in assets and liabilities:
     (Increase) in Accounts receivable                 (1,042,000)     (640,000)
     Decrease in Prepaid expenses and
      other current assets                                 26,000         5,000
     (Increase) Decrease in Security
       deposits and other assets                           45,000      (188,000)
     Increase in Accounts payable and
      accrued expenses                                    954,000       210,000
                                                      -----------     ---------
Net cash provided by (used in) operating
   activities                                             774,000        35,000
                                                      -----------     ---------
Cash flows (used in) investing activities:

   Purchases of fixed assets                              (64,000)      (49,000)
                                                      -----------     ---------

                             Statement of Cash Flows
                             Continued On Next Page.

               UNAUDITED - SEE ACCOMPANYING NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

                   WINSTON RESOURCES, INC. AND SUBSIDIARIES

                           --------------------------
                     Consolidated Statement of Cash Flows
             For the Nine Months ended September 30, 1996 and 1995
                                  (Unaudited)
                           --------------------------

                                                          1996            1995
                                                          ----            ----
Cash flows from financing activities:

 Proceeds from (payments on)
   short term and long-term
   debt                                                (656,000)       (163,000)
 Proceeds from exercise of
   options                                               10,000           1,000
Repayment of capital leases                             (55,000)           --
                                                      ---------       ---------
Net cash provided by (used in)
  financing activities                                 (701,000)       (162,000)
Net increase (decrease) in
  cash                                                    9,000        (176,000)
Cash at beginning of period                             144,000         293,000
                                                      ---------       ---------
Cash at end of period                                 $ 153,000       $ 117,000
                                                      =========       =========
Supplemental cash flows
  information:

   Cash paid during the period for:

    Interest
                                                      $ 154,000       $ 206,000
                                                      ---------       ---------
    Income taxes                                         92,000         140,000
                                                      ---------       ---------

               UNAUDITED - SEE ACCOMPANYING NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS.

                    WINSTON RESOURCES, INC. AND SUBSIDIARIES

                           --------------------------
                   Notes To Consolidated Financial Statements
              For the Nine Months ended September 30, 1996 and 1995
                           --------------------------

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary to present fairly the financial position of the Company as of September 30, 1996, the results of its operations for the nine and three months ended September 30, 1996 and September 30, 1995 and changes in its cash flows for the nine months ended September 30, 1996 and September 30, 1995. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine and three months ended September 30, 1996 are not necessarily indicative of operating results that may be expected for the year ending December 31, 1996. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

2. The deferred gain resulting from the sale of certain assets of the Company's wholly-owned subsidiary, E.G. Todd Associates, Inc., to E.G. Todd Physicians Search, Inc., consists of $1,143,000, offset by notes receivable of $1,075,000 from purchaser resulting in a deferred credit of $68,000.

3.   Stock option activity is summarized as follows:

                                                             Option Price
                                               Shares         (per share)
                                               ------      ----------------
Balance outstanding at
January 1, 1996                                515,317     $ .3750-$ 2.2000
Granted                                        160,500     $1.1250-$ 1.2375
Cancelled or expired                              (500)    $ .4375
Exercised                                     (243,327)    $ .3750-$ 2.0000
                                              -------
Balance outstanding at
September 30, 1996                            431,990
                                              =======

At September 30, 1996, 290,850 options are available for grant.

                   WINSTON RESOURCES, INC. AND SUBSIDIARIES


                           --------------------------
                   Notes To Consolidated Financial Statements
              For the Nine Months ended September 30, 1996 and 1995
                           --------------------------

4. Income per share is computed using the weighted average number of common shares outstanding. Common stock equivalents assuming the exercise of stock options, are included in the calculation of net income per share when there is a dilutive effect.

                   WINSTON RESOURCES, INC. AND SUBSIDIARIES

                           --------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months ended September 30, 1996 compared to the Three Months ended September 30, 1995.

Revenues

Revenues increased by approximately $3,013,000 or 39%. The increase in the quarter ended September 30, 1996 is primarily due to the increase in temporary staffing revenues as compared to the corresponding period in 1995.

Operating Expenses

Operating expenses increased approximately 36% in the quarter ended September 30, 1996 as compared to the corresponding period in 1995. The increase is mainly due to increased compensation and compensation related costs associated with the increase in revenues. Additional increases resulted from additions to the sales force, advertising, professional fees and other costs related to maintaining the Company's branch operations.

Net interest expense decreased during 1996 due mainly to the maintenance of a lower average loan balance as compared to 1995.

Operating Results

Net income for the three month period ended September 30, 1996 was approximately $313,000 or $.09 per common share as compared to net income of approximately $108,000 or $.03 per common share in the prior year's quarter. The results reflect increased revenues partially being offset by the increase in operating expenses.

Results of Operations for the Nine Months ended September 30, 1996 compared to Nine Months ended September 30, 1995.

Revenues

Revenues increased by approximately $6,312,000 or 28%. The increase for the nine months ended September 30, 1996 is primarily due to the increase in temporary staffing revenues as compared to the corresponding period in 1995.

                   WINSTON RESOURCES, INC. AND SUBSIDIARIES

                           --------------------------

Operating Expenses

Operating expenses increased approximately 26% for the nine months ended September 30, 1996 as compared to the corresponding period in 1995. The increase is mainly due to increased compensation and compensation related costs associated with the increase in revenues. Additional increases resulted from additions to the sales force, advertising, professional fees and other costs related to maintaining the Company's branch operations.

Net interest expense decreased during 1995 due mainly to the maintenance of a lower average loan balance as compared to 1995.

Operating Results

Net income for the nine month period ended September 30, 1996 was approximately $680,000 or $.20 per common share as compared to net income of approximately $389,000 or $.12 per common share in the corresponding period for the prior year. The results are primarily due to increased revenues being partially offset by the increase in operating expenses.

Liquidity and Capital Resources

Working capital at September 30, 1996 was approximately $3,733,000 as compared to $3,028,000 at December 31, 1995. This increase can be attributed mostly to revenue improvements and increased receivables. The Company has no material commitments for capital expenditures during 1996. Management believes that the Company's credit facility, working capital and internally generated funds are sufficient to support current operations and any currently foreseeable increase in activity.

Inflation

To date, the impact of inflation and changing prices on the Company's business has been minimal. The Company charges its customers fixed percentages of the salaries and wages of permanent and temporary employees, which causes its fee income to increase proportionately as salary and wages increase.

                    WINSTON RESOURCES, INC. AND SUBSIDIARIES

                           --------------------------

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security-Holders

         None

Item 5.  Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits:

        27.  Financial Data schedules for the nine months ended
             September 30, 1996

    (b) Reports:

        None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              WINSTON RESOURCES,INC.

                              By: /s/ Seymour Kugler
                                 -------------------------------
                                 Seymour Kugler
                                 Chairman of the Board
                                 and President


                              By: /s/ Jesse Ulezalka
                                 -------------------------------
                                 Jesse Ulezalka
                                 Chief Financial Officer


Dated:  November 8, 1996