Form 10KSB
period 1996-12-31
WINSTON RESOURCES INC
filed 1997-03-31
CIK 815274

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                   FORM 10-KSB

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT

For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the transition period ________________________ to ________________________

                             Commission File No. 1-9629

                               WINSTON RESOURCES, INC.
                    (Name of small business issuer in its charter)

           Delaware                                       13-3134278
(State or other jurisdiction of               (I.R.S. Employer Identification
incorporation or organization)                                No.)

   535 Fifth Avenue, New York, New York                      10017
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number, including area code:  (212) 557-5000

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class                            Name of Each Exchange on which
                                                         Registered
Common Stock, $.01 par value
                                                   American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:  None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The registrant's revenues for the fiscal year ended December 31, 1996 were $39,390,000.

         On March 21, 1997, (i) the aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $6,190,280 and (ii) there were 3,177,104 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         (i) Part III, Definitive Proxy Statement of the registrant to be filed with the Commission on or before April 30, 1997, and (ii) Part II,
Item 8, Annual Report to Security Holders for the fiscal year ended December 31, 1996.

                                    PART I

Item 1.  Business

                  Winston Resources, Inc., a Delaware corporation (the "Company"), is the successor to a personnel recruitment and placement service business founded in 1967. The Company and its subsidiaries (collectively, the "Company" or the "Winston Companies") together provide a wide range of personnel supply services to businesses, institutions and governmental agencies, through their own offices and through offices operated by independent franchisees under licenses from the Company. The Company also provides recruitment advertising services to businesses and other institutions.

                  Through its own offices, the Company recruits and places employees in entry-to-high-level permanent salaried positions in the New York City metropolitan area (consisting of New York City, Nassau, Suffolk and Westchester Counties, New York and parts of northern New Jersey and southern Connecticut) and in the Fort Lauderdale area of Florida. Such services are provided on a contingent fee basis under which the Company collects a fee only if it successfully places a job candidate with a client. Through its Fisher-Todd Associates division, the Company also provides services for business and industry clients across the United States, recruiting upper level executives on a retainer fee basis and on a contingency fee basis.

                  The Company also supplies temporary employees with professional, secretarial, clerical, medical, allied health, nursing, light industrial, information technology and word processing skills, to business clients and governmental agencies in the New York City, Long Island and New Jersey areas, as well as in Florida's Fort Lauderdale area. Temporary employees perform services at the client's premises under the client's supervision and direction. For each temporary employee, the client is charged an hourly rate that includes the employee's direct labor rate, associated labor costs (such as payroll taxes and insurance) and a mark-up to cover the Company's overhead and profit.

                  In addition to services furnished through its own offices, the Company licenses independent franchisees to provide personnel services under the trade names and service marks owned by the Company. Franchisees of the Company provide permanent placement and executive search services under the name "Roth Young", permanent personnel recruitment and placement services under the names "Division 10", "Alpha" and "Winston Personnel" and temporary office support personnel under the names "Division 10 Temps" and "Alpha Temps" in a total of seventeen cities and towns across the United States.

                  The Company does not have any client which accounts for more than ten percent of its net revenues.

                  Permanent Recruitment and Placement Services

                  The Company provides recruitment and placement services for entry-level to high-level professional and management positions at all salary levels on a contingent fee basis.

                  The Company employs placement counselors who specialize in recruiting and placing job candidates in particular industries or professions. The Company provides permanent placement services in all major industries, however, the Company primarily recruits and places personnel with skills in accounting, finance, office support, information technology and health care services and recruits and places executives and professionals with skills in banking, insurance, publishing, real estate, securities, human resources, marketing and market research, management services, corporate facilities and architecture, as well as lawyers and paralegals.

                  The Company creates and maintains a data-base of qualified job candidates based on interviewing and screening procedures. Upon receiving a job order from a client, the Company attempts to match the specifications required by the client with qualified candidates from its data base and also recruits additional qualified candidates. It then arranges interviews between the client and qualified candidates. If the Company successfully places a candidate, it charges a fee as a percentage of the candidate's estimated annual salary for the first year of his or her employment. The fees are always paid by the employer.

                  During the year ended December 31, 1996, the Company placed applicants in permanent positions with approximately 500 clients. Approximately fifty percent of the Company's contingent fee permanent placement clients during that year were repeat customers.

                  Through its Fisher-Todd Associates (executive search) division, the Company specializes in recruiting executives to meet specific requirements of clients on both a contingent and retainer basis. Fisher-Todd Associates specializes in recruiting candidates for upper level executive positions, generally at salaries in excess of $65,000 per year. The division employs recruiting specialists who work closely with each client to define the requirements of the position and establish candidate specifications.
The Company then contacts appropriate candidates who are identified through extensive research, networking, data base searches and, where required, advertisements. Such candidates are screened through interviews and other procedures and those most qualified are referred to the clients. The
Company assists the client in evaluating each candidate, in determining an appropriate compensation package and, in some cases, negotiating the final agreement.

                  Temporary Staffing Services

                  The Company furnishes to businesses, on a temporary basis, the services of individuals with accounting, legal and paralegal, banking, secretarial, clerical, office support, word processing, informational technology, health care, light industrial and other professional skills. Temporary staffing assignments usually last from one day to several months, and often longer. Such assignments are generally made to fill vacancies in a client's permanent work force or to supplement the client's normal work force to meet peak work loads, handle special projects or provide special expertise. In all cases, the work is performed at the client's facilities under the client's supervision and direction. The client is charged an hourly rate comprised of the direct labor rate of the personnel provided, associated labor costs (such as payroll taxes and insurance) and a mark-up to cover the Company's overhead and profit. All employees on temporary assignment to the Company's clients are on the Company's payroll only during the periods of their assignments. Clients that hire a temporary employee on a permanent basis pay a fee to the Company.

                  By using the Company's temporary staffing services, clients are able to shift to the Company the cost and inconvenience associated with the employment of temporary personnel, including advertising, interviewing, screening, testing, record keeping, payroll taxes and insurance. The Company is able to absorb such costs more effectively than its clients because its employees, once recruited, are generally assigned to a succession of temporary positions with different clients.

                  The Company screens its temporary personnel through personal interviews, testing, certificate and licensing verification and other procedures and maintains continuously updated records on job performance. These procedures enable it to classify its temporary personnel by preference for job location, hours of employment and work environment and by suitability for particular types of assignments. Persons who do temporary work usually are registered with more than one temporary help firm at any one time.

                  During 1996, the Company provided the services of temporary employees to approximately 500 clients each week. The Company estimates that a majority of the clients to whom it supplied temporary staffing during 1996 were repeat customers.

                  Franchise Operations

                  The Company also has eighteen franchised offices which provide permanent placement and executive search services under the name "Roth Young", permanent recruitment and placement services under the names "Division 10", "Alpha" and "Winston Personnel", and temporary office support personnel under the names "Division 10 Temps" and "Alpha Temps".

                  At March 21, 1997, there were fifteen Roth Young, one Division 10, one Division 10 Temps, one Alpha and one Winston franchise in a total of seventeen cities in the United States, representing a loss of twenty six franchises since the acquisitions of the franchise programs in 1988.

                  All franchisees operate their businesses autonomously, subject to the requirements of their respective franchise agreements.
The agreements provide for monthly payments of royalties to the Company based on the franchise's cash collections and generally cover a specified term renewable at the franchisee's option. Each franchisee pays the Company royalties for the license of the Company's know-how and tradenames. The Company is not currently actively engaged in the marketing of new franchises and has no current plans to do so.

                  Franchisees operating under Roth Young licenses generally provide permanent placement and executive search services, principally to the food, drug, hospitality, retail and health care industries, although licensees are encouraged to expand their services to other industries.

                  The Company believes that its relationship with its independent franchisees generally is satisfactory.

                  Recruitment Advertising

                  The Company's recruitment advertising division places recruitment advertisements in publications on behalf of the Company, the Company's clients and other third parties. The Company believes that the services offered by this division enhances its competitive position in the temporary staffing and permanent placement markets by broadening the scope of the services it offers to clients. For the year ended December 31, 1996, the Company served approximately 170 clients through this division.

                  Marketing

                  The Company's marketing efforts for its temporary staffing services and for most permanent recruitment and placement services are largely concentrated within the areas contiguous to its offices. The services of the Company's executive search division are marketed nationally. The Company relies primarily on telephone and direct visit solicitation to existing and prospective clients and, to a lesser extent, on direct mail, and advertising.

                  Recruiting

                  The Company recruits qualified applicants for permanent positions and for temporary employees primarily through direct recruitment, referrals from other applicants and newspaper advertising.

                  Competition

                  The staffing industry is highly competitive, with clients generally using more than one company to satisfy their personnel requirements. In the permanent recruitment and placement market, the Company and its franchisees compete with numerous local and regional firms and, to a lesser extent, a small number of national firms. In the temporary staffing industry there is intense competition from national temporary staffing service firms as well as from local and regional firms. All of the national and many of the regional firms have substantially greater resources than the Company.

                  The principal competitive factors in the personnel services industry are the availability and quality of permanent job applicants and temporary staff, the level and integrity of the service provided by individual offices and, to varying degrees, the prices of such services. The Company believes that its ability to offer a fully integrated personnel service, providing temporary help, permanent recruitment and placement services, executive recruitment and recruitment advertising, enhances its competitive position in those markets.

                  Regulation

                  The Company's operations are, in some states, subject to state laws and regulations which may require employment agencies and/or temporary help services to be licensed. The principal requirements of such laws and regulations are satisfactory prior experience and good moral character. The Company has obtained all necessary licenses and registrations in the states where it conducts business.

                  Trademarks and Service Marks

                  The Company owns a number of trademarks, service marks and tradenames, including the names, "Winston", "Winston Resources", "Winston Personnel" (with its logo consisting of a sunburst design and stylized letter
W), "Win-Temps", "Roth Young" and "Division 10", which are registered with the U.S. Patent and Trademark Office.

                  Employees

                  At December 31, 1996, the Company employed approximately 105 permanent employees, including 39 placement counsellors for its permanent placement services, in its headquarters and branch offices, not including temporary employees on assignment to clients. The Company is responsible for all worker's compensation and disability insurance, state and Federal unemployment taxes, social security taxes, and fringe benefits for its temporary employees. As a service business, the Company depends to a material degree on its ability to hire and retain skilled and motivated personnel.

Item 2.  Properties

                  The Company leases a total of approximately 19,000 square feet in an office building at 535 Fifth Avenue, New York, New York. The lease was entered into in August 1990 and renegotiated in 1992, 1993 and 1997, and expires in 2003. The Company also leases office space in Rutherford and Parsippany, New Jersey, in Westbury, New York and in Fort Lauderdale, Florida, under leases expiring between 1997 and 2000.

Item 3.  Legal Proceedings

                  The Company and its chairman, Seymour Kugler, are defendants in an action commenced on or about October 25, 1995 in the United States District Court, Southern District of New York, by Susan Athwal, a former employee, whose employment with the Company ended in December 1992. The action, brought under Title VII of the Civil Rights Act of 1964 as amended, the New York State Human Rights Law, the New York City Human Rights Law and New York common law and the Employee Retirement Income Security Act of 1974, alleges a variety of acts of discrimination. The action seeks an unspecified amount of damages, including attorneys' fees. The defendants, who have vigorously defended the allegations, are in the process of mediating the claim with a Federal court-approved mediator.

Item 4.  Submission of Matters to a Vote of Security Holders

                  No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                  Executive Officers of the Registrant

                  The Company's executive officers are elected by, and serve at the discretion of the Board of Directors. The following table sets forth information concerning the present executive officers of the Company:

                      Name                           Age           Position
                      ----                           ---           --------
                      Seymour Kugler                 60            Chairman of the Board, President and Chief
                                                                   Executive Officer
                      Jesse Ulezalka                 48            Chief Financial Officer
                      Alan E. Wolf                   52            Vice President
                      Todd Kugler                    31            Vice President
                      Gregg Kugler                   34            Vice President
                      David Silver                   66            Vice President and Secretary

                  Mr. Kugler (who is known generally to clients and employees of the Company as Sy Kaye) founded the Company in 1967 and has been its chief executive officer since that time.

                  Mr. Ulezalka has been the Chief Financial Officer of the Company since August 4, 1995. Prior thereto he was CFO of Consultants for Architects, Inc. from April 1995 - August 1995; a financial consultant from April 1994 - April 1995; CFO and Vice President - Finance of ECCO Staffing Services, Inc. from March 1992 - April 1994; and Vice President Finance and corporate secretary of Unity Healthcare Holding Co., Inc. from January 1989 - March 1992.

                  Mr. Wolf has been a Vice President of the Company since September 17, 1987 and has been an Executive Vice President of the Company's permanent placement division since 1974.

                  Mr. Todd Kugler (who is known generally to clients and employees of the Company as Todd Kaye) has been with the Company since 1988. He became a Vice President of both the Company and its temporary staffing division on November 23, 1995. Mr. Kugler is Sy Kaye's son.

                  Mr. Gregg Kugler (who is known generally to clients and employees of the Company as Gregg Kaye) has been with the Company since 1983. He became a Vice President of the Company on August 12, 1993 and is President of the Permanent Placement Division. Mr. Kugler is also Sy Kaye's son.

                  Mr. Silver has been Secretary of the Company since December 31, 1991 and Vice President since 1995. Mr. Silver has been Vice President - Administration/Human Resources of the Company since November 1987.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

                  The Common Stock of the Company is traded principally on the American Stock Exchange (ticker symbol "WRS"). The following table shows, for each quarter of the Company's last two fiscal years and through March 21, 1997, the high and low sales prices of the common stock of the Company as reported on the American Stock Exchange.

                                                                            Price Range
                                                                ------------------------------------
                                                                  High                         Low
                                                                -------                      -------
1997

First Quarter                                                   $ 4 1/4                      $  3 1/8

1996

First Quarter                                                   $ 1 7/16                     $  1 1/8
Second Quarter                                                    6 1/4                         1 1/8
Third Quarter                                                     3 5/16                        2 3/4
Fourth Quarter                                                    3 5/8                         3

1995

First Quarter                                                   $ 2                           $ 1 5/16
Second Quarter                                                    2 1/2                         1 3/4
Third Quarter                                                     2                             1 1/2
Fourth Quarter                                                    1 15/16                       1 1/8


                  The Company had 128 holders of record of its common stock on March 21, 1997.

                  The Company has never paid a cash dividend on the Common Stock and anticipates that for the foreseeable future, earnings will be retained for use in its business.

SELECTED FINANCIAL DATA

                                                                                Year ended December 31,
                                                  ------------------------------------------------------------------------------
                                                    1996               1995              1994              1993           1992
                                                  -------            -------           -------           -------         -------
Income Statement Data:
                                                           (In thousands, except for per share data and number of shares)
Combined sales:
  By Company offices                              $39,247            $30,657           $23,822           $17,863         $14,911
   By franchise                                     2,957              4,175             6,403             6,128           8,152
                                                  -------            -------           -------           -------         -------
      Total combined sales                         42,204             34,832            30,225            23,991          23,063
                                                  -------            -------           -------           -------         -------

Net revenue*                                       39,390             30,989            24,297            18,282          15,471
Income (loss) from operations                       1,585           (401)(1)               865               329           (435)
Net income (loss)                                   1,138           (432)(1)               636               225           (473)
Net income (loss) per common share                    .34              (.15)               .20               .07           (.16)
Weighted average common shares outstanding      3,323,679          2,917,662         3,152,530         3,145,663       2,886,500

*Represents sales by Company, income from franchises and other income
(1) Includes one-time write off of Restrictive Covenant Costs and related assets associated with Franchise operations of $1.1 million


                                                                                Year ended December 31,
                                                  ------------------------------------------------------------------------------
                                                    1996               1995              1994              1993           1992
                                                  -------            -------           -------           -------         -------
                                                  -------            -------           -------           -------         -------
Balance Sheet Data:
                                                           (In thousands, except for per share data and number of shares)
Working capital                                    $3,248           $  3,028            $2,201            $1,101            $652
Total assets                                        8,438              7,146             7,123             5,393           4,984
Long-term debt                                         51                606               579                 -               -
Stockholders' equity                                3,862              2,654             3,055             2,419           2,190
Stockholders' equity per share                       1.22                .91              1.05               .83             .76

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

             Results of Operations

             Revenues increased by approximately $8,401,000 or 27% to $39,390,000 as compared to $30,989,000 in the corresponding period in 1995. The increase is primarily due to the increase in temporary staffing revenues of 32% and recruitment advertising revenues of 42%, as compared to the corresponding period in 1995.

             Operating expenses increased approximately 25% as compared to the corresponding period in 1995. The increase is mainly due to increased compensation and compensation related costs associated with the increase in revenues. Additional increases resulted from additions to the sales force as well as expanded marketing and promotion efforts.

             Interest expense decreased during 1996 due mainly to the lower average balance on borrowings under its credit facility when compared to 1995.

             Net income for the twelve month period ended December 31, 1996 was approximately $1,138,000 or $.34 per common share as compared to a net loss of approximately $432,000 or ($.15) per common share in the corresponding period for the prior year. The results are primarily due to increased revenues being offset by the increase in operating and interest expenses and an income tax benefit as a result of a reduction in the valuation allowance for a portion of the deferred tax asset that became realizable. Additionally in 1995, the Company considered the value of its franchise intangibles and related assets and determined that an impairment had occurred with respect to the carrying amounts of those assets. In connection therewith, during 1995 the Company wrote-off the restrictive covenant costs and related assets associated with its franchise activities in the amount of $1,122,000.

             Liquidity and Capital Resources

             Working capital on December 31, 1996 was approximately $3,248,000 as compared to $3,028,000 on December 31, 1995. This increase can be attributed mostly to revenue improvements resulting in increased receivables. The Company has no material commitments for capital expenditures during 1997.

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

Item 7.      Financial Statements and Supplementary Data


                    WINSTON RESOURCES, INC. AND SUBSIDIARIES

                                                                                                                     Page
                                                                                                                     ----
Independent Auditors' Report - Ernst & Young LLP..............................................................        14

Independent Auditors' Report - Richard A. Eisner & Company, LLP...............................................        15

Consolidated Balance Sheet - December 31, 1996................................................................        16

Consolidated Statements of Operations - Years ended
     December 31, 1996 and 1995...............................................................................        17

Consolidated Statements of Stockholders' Equity -
     Years ended December 31, 1996 and 1995...................................................................        18

Consolidated Statements of Cash Flows - Years
     ended December 31, 1996 and 1995.........................................................................        19

Notes to Consolidated Financial Statements....................................................................        20

                         Report of Independent Auditors

To the Board of Directors and Stockholders of Winston Resources, Inc. and Subsidiaries

We have audited the consolidated balance sheet of Winston Resources, Inc. and Subsidiaries (the "Company") as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1996, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




                                                ERNST & YOUNG LLP

New York, New York
March 6, 1997

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
Winston Resources, Inc.
New York, New York


We have audited the consolidated statements of operations, stockholders' equity and cash flows of Winston Resources, Inc. and subsidiaries for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the presentation of pro forma net (loss), pro forma net (loss) per share and information relating to the fair value of stock options as discussed in Note 9 to the financial statements for the year ended December 31, 1995 which was not required to be disclosed in accordance with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation".

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

In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the results of operations and cash flows of Winston Resources, Inc. and subsidiaries for the year ended December 31, 1995 in conformity with generally accepted accounting principles as then constituted.



Richard A. Eisner & Company, LLP

New York, New York
March 11, 1996

                    Winston Resources, Inc. and Subsidiaries

                           Consolidated Balance Sheet

                                December 31, 1996

ASSETS
Current assets:
   Cash and cash equivalents                                                                    $ 1,068,000
   Accounts receivable--trade, less allowance for doubtful accounts of $109,000 (Note 4)          5,855,000
   Prepaid expenses and other current assets                                                        238,000
   Securities  held available-for-sale                                                              262,000
                                                                                            -----------------
Total current assets                                                                              7,423,000

Fixed assets--at cost, less accumulated depreciation and amortization of $855,000
    (Note 3)                                                                                        311,000
Deferred tax asset (Note 6)                                                                         460,000
Other assets--security deposits and other assets                                                    244,000
                                                                                            -----------------
Total assets                                                                                    $ 8,438,000
                                                                                            =================

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Accounts payable and accrued expenses (Note 5)                                               $ 3,603,000
   Capital lease obligations (Note 4)                                                                54,000
   Income taxes payable                                                                             518,000
                                                                                            -----------------
Total current liabilities                                                                         4,175,000

Deferred rent (Note 7)                                                                              350,000
Long-term portion of capital lease obligations (Note 4)                                              51,000
                                                                                            -----------------
Total liabilities                                                                                 4,576,000

Commitments and contingencies (Note 7)

Stockholders' equity (Note 9):
   Preferred stock--$100 par value: authorized 2,000,000 shares, no shares issued
   Common stock--$.01 par value: authorized 10,000,000 shares;
     issued and outstanding 3,177,104 shares                                                         32,000
   Additional paid-in capital                                                                     4,413,000
   Accumulated deficit                                                                             (661,000)
   Unrealized gain on securities held available-for-sale, net                                        78,000
                                                                                            -----------------
   Total stockholders' equity                                                                     3,862,000
                                                                                            -----------------
Total liabilities and stockholders' equity                                                      $ 8,438,000
                                                                                            =================

See accompanying notes.

                                 Winston Resources, Inc. and Subsidiaries

                                  Consolidated Statements of Operations

                                                                            YEAR ENDED DECEMBER 31
                                                                           1996                1995
                                                                    ----------------------------------------
Revenue:
   Placement fees and related income (Note 1)                          $   39,390,000     $   30,989,000
                                                                    ----------------------------------------

Operating expenses:
   Compensation and other benefits (Note 7)                                29,414,000         23,204,000
   Selling, general and administrative                                      8,391,000          6,925,000
   Amortization of intangibles                                                      -            139,000
                                                                    ----------------------------------------
                                                                           37,805,000         30,268,000
                                                                    ----------------------------------------

Write off of restrictive covenant costs and related assets
   associated with franchise activities (Note 2)                                    -          1,122,000
                                                                    ----------------------------------------
Income (loss) from operations                                               1,585,000           (401,000)
                                                                    ----------------------------------------

Interest expense                                                             (187,000)          (248,000)
Interest and other income                                                      52,000            217,000
                                                                    ----------------------------------------
                                                                             (135,000)           (31,000)
                                                                    ----------------------------------------

Income (loss) before provision for income taxes                             1,450,000           (432,000)
Provision for income taxes (Note 6)                                           312,000                  -
                                                                    ----------------------------------------
Net income (loss)                                                      $    1,138,000     $     (432,000)
                                                                    ========================================

Net income (loss) per common share                                           $.34              $(.15)
                                                                    ========================================

Weighted average number of common stock and common
   stock equivalents outstanding                                            3,323,679          2,917,662


See accompanying notes.

=======================================================================

=======================================================================


                    Winston Resources, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity


                                      COMMON STOCK                                              UNREALIZED
                                     $.01 PAR VALUE                                              GAIN ON
                          --------------------------------                                      SECURITIES
                              NUMBER                         ADDITIONAL      (ACCUMULATED     HELD AVAILABLE
                             OF SHARES         AMOUNT      PAID-IN CAPITAL      DEFICIT)         FOR SALE        TOTAL
                         ---------------- --------------- ----------------- ------------------ -------------- --------------
Balance--December 31, 1994   2,915,800      $  29,000       $  4,393,000  $  (1,367,000)    $        -       $    3,055,000
   Exercise of common stock
     options                     5,033              -              3,000              -              -                3,000
   Net loss                          -              -                  -       (432,000)             -             (432,000)
   Unrealized gain on
     securities held
     available-for-sale, net         -              -                  -              -         28,000               28,000
                            ---------- --------------- ----------------- ------------------ -------------------- -----------------
Balance--December 31, 1995   2,920,833         29,000          4,396,000     (1,799,000)        28,000            2,654,000
   Exercise of common
     stock options             273,060          3,000            115,000              -              -              118,000
   Net income                        -              -                  -      1,138,000              -            1,138,000
   Retirement of
     treasury stock            (16,789)             -            (98,000)             -              -              (98,000)
   Unrealized gain on
     securities held
     available-for-sale, net         -              -                  -              -         50,000               50,000
                            ---------- --------------- ----------------- ------------------ -------------------- -----------------
Balance--
  December 31, 1996          3,177,104      $  32,000       $  4,413,000      $    (661,000)   $78,000          $ 3,862,000
                           =========== =============== ================= ================== ==================== =================



See accompanying notes.
                                      18

                    Winston Resources, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                            YEAR ENDED DECEMBER 31
                                                                           1996                1995
                                                                    ----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                     $    1,138,000      $     (432,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
     Depreciation and amortization                                           129,000             269,000
     Deferred rent                                                           (29,000)            (19,000)
     Deferred loss recognized                                                      -              60,000
     Write off of restrictive covenant costs and related assets                    -           1,122,000
     Receipt of marketable securities                                              -            (163,000)
     Deferred tax benefit                                                   (349,000)           (111,000)
     Changes in assets and liabilities:
       (Increase) in accounts receivable                                     (39,000)         (1,180,000)
       (Increase) decrease in prepaid expenses and other
       current assets                                                         66,000            (154,000)
       (Increase) decrease in other assets                                   (38,000)            276,000
       Increase in liabilities                                             1,364,000             299,000
                                                                    ----------------------------------------
Net cash provided by (used in) operating activities                        2,242,000             (33,000)
                                                                    ----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets                                                    (87,000)            (70,000)
                                                                    ----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment on credit facility debt                                         (1,182,000)            (23,000)
Proceeds from exercise of options                                             20,000               3,000
Repayment of capital leases                                                  (69,000)            (26,000)
                                                                    ----------------------------------------
Net cash (used in) financing activities                                   (1,231,000)            (46,000)
                                                                    ----------------------------------------

Net increase (decrease) in cash                                              924,000            (149,000)
Cash and cash equivalents--beginning of year                                 144,000             293,000
                                                                    ----------------------------------------
Cash and cash equivalents--end of year                                $    1,068,000      $      144,000
                                                                    ========================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for interest                                            $      176,000      $      255,000
Cash payments for income taxes                                               128,000             219,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
   ACTIVITIES
Capitalization of equipment pursuant to lease obligations                         --              83,000
Retirement of treasury stock                                                  98,000                  --

See accompanying notes.
                                19

                    Winston Resources, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 1996


1. PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT
    ACCOUNTING POLICIES

BUSINESS ACTIVITY

Winston Resources, Inc. and Subsidiaries (the "Company") provide a wide variety of temporary staffing specialties, permanent placement services, executive search recruitment, and recruitment advertising to the business community.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Winston Resources, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

REVENUE RECOGNITION

Permanent placement revenue is recognized when a candidate is accepted for employment. Provisions are made for estimated losses in realization (principally due to applicants not remaining in employment for the guaranteed period). Temporary placement revenue is recognized when the temporary personnel provide the services. Nonrefundable retainer revenue is recognized according to the terms of the search contract.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Approximately 98% of cash at December 31, 1996 is on deposit at one financial institution.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization of fixed and intangible assets are provided on the straight-line and declining balance methods over the estimated useful lives of the assets.
                                  20

                    Winston Resources, Inc. and Subsidiaries

1. PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT
    ACCOUNTING POLICIES (CONTINUED)

ADVERTISING COSTS

The Company expenses advertising costs upon the first showing of the advertisements. Advertising expenses for the years ended
December 31, 1996 and 1995 totaled approximately $711,000 and
$548,000, respectively.

INCOME (LOSS) PER SHARE

Income (loss) per share is computed using the weighted average number of common shares outstanding and, when dilutive, common stock equivalents.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

SECURITIES HELD AVAILABLE-FOR-SALE

The Company has classified its securities as investments available-for-sale pursuant to Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, any unrealized gain or loss on the investments, net of deferred taxes thereon, is recorded as a separate component of equity.

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. WRITE-OFF OF FRANCHISE INTANGIBLES AND RELATED ASSETS

Management periodically evaluates the carrying amount of its long-term assets by estimating the future cash flows against the carrying value of these assets. In connection therewith, during the fourth quarter of 1995, the Company wrote-off all intangible assets associated with the purchase of franchises and certain related assets (approximately $1,122,000).

3. FIXED ASSETS

Fixed assets consists of the following at December 31, 1996:

                                                                                   ESTIMATED
                                                                                  USEFUL LIFE
                                                                               -------------------
Furniture, fixtures and equipment                                $ 857,000      3 to 7 years
Leasehold improvements                                             309,000      Life of lease
                                                            ------------------
                                                                 1,166,000
Less accumulated depreciation and amortization                     855,000
                                                            ------------------
                                                                 $ 311,000
                                                            ==================

At December 31, 1996, fixed assets include approximately $91,000, net of accumulated depreciation, of telephone equipment, computer equipment and software under capital leases.

4. FINANCING ARRANGEMENTS

A.   CREDIT FACILITY

     The Company has a secured credit facility providing for short-term advances to a maximum of $6,000,000, based on up to 80% of eligible accounts receivable, as defined. The Company pays interest on advances at the prime rate (8.25% at December 31, 1996). The credit facility is collateralized by the accounts receivable of the Company.

      The Company previously had a secured credit facility that provided for advances of $500,000 repayable on April 16, 1998 and additional short-term advances up to a maximum of $2,000,000, both based on up to 80% of eligible accounts receivable, as defined. The Company paid interest on advances at a rate of 2 3/4% above the finance companies' reference rate. The credit facility was collateralized by substantially all of the assets of the Company and was paid in full in November 1996.

B.   CAPITAL LEASE OBLIGATIONS

     The Company has leased telephone equipment, software and computer equipment under capital leases which are included in fixed assets (see Note 3). The following is a schedule of the future minimum lease payments together with the present value of the minimum lease payments as of December 31, 1996:

Year ending December 31:
   1997                                                      $   61,000
   1998                                                          21,000
   1999                                                          21,000
   2000                                                          17,000
                                                         -----------------
Total                                                           120,000
Less amount representing interest
   (effective rates 11% and 15%)                                 15,000
                                                         =================
Present value of the minimum lease payments                  $  105,000
                                                         =================

Current portion of capital lease obligations                 $   54,000
Long-term portion of capital lease obligations                   51,000
                                                         -----------------
Total                                                        $  105,000
                                                         =================

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

Accounts payable--trade                                   $   1,011,000
Accrued compensation and payroll taxes                        1,457,000
Accrued commissions                                             833,000
Other accrued expenses                                          302,000
                                                         -----------------
Total                                                        $3,603,000
                                                         =================

6. INCOME TAXES

The provisions for income taxes consists of:
                                               YEAR ENDED DECEMBER 31
                                               1996              1995
                                          ---------------- -----------------
Current:
   Federal                                   $535,000       $     79,000
   State and local                            126,000             32,000
Deferred benefit                             (349,000)          (111,000)
                                          ---------------- -----------------
                                           $  312,000       $          -
                                          ================ =================

A reconciliation of the federal statutory tax rate to the actual effective rate is as follows:

                                        YEAR ENDED DECEMBER 31
                                        1996              1995
                                   ---------------- -----------------

Statutory rate                          34.0%           (34.0)%
State and local income taxes,
  net of federal benefit                 4.8              5.6
Change in valuation allowance          (17.1)            16.4
Permanent differences                    1.8             12.0
Other                                   (2.0)              -
                                   ---------------- -----------------
                                        21.5%             0.0 %
                                   ================ =================

The deferred tax asset is comprised of the following at December 31, 1996:

Provision for doubtful accounts                            $    44,000
Intangible assets written off                                  279,000
Accrued rent                                                   140,000
Gain deferred for tax purposes                                (105,000)
Net operating losses for state and local tax purposes          122,000
Other                                                           55,000
Valuation allowance                                            (75,000)
                                                         -----------------
                                                           $   460,000
                                                         =================

During the year ended December 31, 1996, the valuation allowance decreased by $333,000.

7. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases office space under noncancelable operating leases which expire at various dates through 2003. These leases are subject to escalations for increases in real estate taxes and other expenses.

The aggregate future minimum lease payments required under these leases are as follows:

Year ending December 31:
   1997                                                        $    603,000
   1998                                                             675,000
   1999                                                             685,000
   2000                                                             679,000
   2001                                                             647,000
  Thereafter                                                        971,000
                                                             -----------------
Total                                                          $  4,260,000
                                                             =================

Rental expense under operating leases including escalation charges for the years ended December 31, 1996 and 1995 approximated $700,000 and $676,000, respectively.

Pursuant to one of the Company's leases, rent expense charged to operations differs from rent paid because of the effect of free rent periods and scheduled rent increases. Accordingly, the Company has recorded deferred rent payable of $350,000 at December 31, 1996. Rent expense is calculated by allocating total rental payments, including those attributable to scheduled rent increases, on a straight-line basis, over the lease term.

The Company has been released from a portion of its rent obligation on certain premises which it had been subleasing through 2003 but, in the event of default by the subleasee, it would remain liable for the balance of the rent obligation, which at December 31, 1996 aggregated to $596,000.

EXECUTIVE EMPLOYMENT AGREEMENT

An employment agreement with the chief executive officer expiring in August 2002 provides for an annual salary of approximately $446,000 plus incentive bonuses based on pre-tax income. In addition, the officer is entitled, under certain circumstances, to termination benefits.

LAWSUITS

There are various lawsuits pending against the Company. In the opinion of management, after consultation with counsel, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

8. RETIREMENT PLAN

The Company has a defined contribution plan under section 401(k) of the Internal Revenue Code ("IRC") which provides that eligible employees may make contributions, subject to IRC limitations. The Company may choose to make nonelective contributions to the Plan in an amount determined by the Company at its discretion. The Company made a contribution to the Plan of $25,000 for the year ended December 31, 1996. No contribution was made for the year ended December 31, 1995.

9. STOCK OPTION PLANS

During 1996, the stockholders of the Company approved the 1996 Stock Plan (the "Plan") authorizing a committee of the Board of Directors to issue to officers, directors, key employees and consultants stock options (both incentive stock options ("ISOs") which qualify under Section 422A of the Internal Revenue Code of 1986, as amended (the "Code") and nonqualified options), restricted stock and directors options. 400,000 shares are issuable under the Plan.

In May 1990, the stockholders of the Company approved an Incentive Program (the "Program") authorizing the issuance to officers, directors, key employees, and certain consultants of stock options (both incentive stock options ("ISOs") which qualify under Section 422A of the Internal Revenue Code of 1986, as amended (the "Code") and nonqualified options), stock appreciation rights ("SARS") (in tandem with stock options or free-standing), restricted stock and directors' options issuable pursuant to a formula. Up to 575,000 shares are issuable under the Program either as outright grants or upon exercise of options or SARS awarded thereunder.

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

The selection of participants from among employees and officers and the determination of the type and amount of awards (except as to the directors' options) is entirely within the discretion of the Option Committee of the Board of Directors (the "Committee"). There is no limit on the number or amount of awards which may be granted to any one person under the Program, except that the fair market value (determined as of the date of grant) of shares with respect to which ISOs are first exercisable in any one year as to any participant may not exceed $100,000.

All options granted have 5 or 10 year terms and vest and become fully exercisable at the end of 3 years of continued employment.

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

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of options valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996, respectively: risk-free interest rates ranging from 5.6% to 5.7% and 5.9% to 6.0%; volatility factors of the expected market price of the Company's common stock of .71 and .75. The weighted-average expected life of the options is 3 years. Dividends are not expected in the future.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                    1996             1995
                                              --------------- -----------------

   Pro forma net income (loss)                  $    979,000    $    (456,000)
   Pro forma net income (loss) per share               $.30           $(.16)

Stock option activity is summarized as follows:

                                                                                           WEIGHTED-AVERAGE
                                                                                              EXERCISE
                                                                             SHARES             PRICE
                                                                         --------------- ---------------------
   Balance at January 1, 1995                                                  424,000         $   .83
      Granted                                                                   99,350         $  1.54
      Exercised                                                                 (5,033)        $   .51
                                                                         --------------- ---------------------
   Balance at December 31, 1995 (299,211
      exercisable at option prices $.375 to $2.20)                             518,317         $   .97
      Granted                                                                  303,500         $  2.14
      Exercised                                                               (273,060)        $   .43
      Cancelled                                                                 (5,107)        $   .43
                                                                         --------------- ---------------------
   Balance at December 31, 1996 (137,759 exercisable at option
      prices $.4375 to $2.20)                                                  543,650         $  1.90
                                                                         =============== =====================

The weighted average fair value of options granted during 1996 and 1995 is $1.07 and $.74, respectively. The exercise prices for options outstanding as of December 31, 1996 ranged from $.4375 to $3.4375. The weighted average remaining contractual life of those options is 7.8 years.

At December 31, 1996, 147,350 options are available for grant.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                 The information required by this item is incorporated herein by reference to the material under the caption "Change in Accountants" in the Company's 1996 Annual Report to Security Holders to be filed on or before April 30, 1997.

                                    PART III

Item 9.     Directors and Executive Officers of the Registrant

                 The information required by this item is incorporated herein by reference to the material under the caption "Election of Directors" in the Company's definitive Proxy Statement to be filed on or before April 30, 1997 (the "1997 Proxy Statement"). Reference is also made to the information under the caption "Executive Officers of the Registrant" contained in Part I of this Report.

Item 10.         Executive Compensation

                 The information required by this term is incorporated herein by reference to the material under the caption "EXECUTIVE COMPENSATION" in the 1997 Proxy Statement.

Item 11.         Security Ownership of Certain Beneficial Owners and Management

                 The information required by this item is incorporated herein by reference to the material under the caption "ELECTION OF DIRECTORS" in the 1997 Proxy Statement.

Item 12.         Certain Relationships and Related Transactions

                 The information required by this item is incorporated herein by reference to the material under the caption "ELECTION OF DIRECTORS - Certain Transactions" in the 1997 Proxy Statement.


                                     PART IV

Item 13.         Exhibits, Financial Statement Schedules, and Reports on Form
                 8-K

                 13(a). The following financial statements, financial statement schedules and exhibits are filed as part of this Report:

                 13(a)1.     Financial Statements

                 The following consolidated financial statements of Winston Resources, Inc. and Subsidiaries are included in Part II, Item 7:

                 Independent Auditors' Report - Ernst & Young LLP

                 Independent Auditors' Report - Richard A. Eisner & Company, LLP

                 Consolidated Balance Sheet - December 31, 1996

                 Consolidated Statements of Operations - Years ended
                   December 31, 1996 and 1995

                 Consolidated Statements of Stockholders' Equity -
                   Years ended December 31, 1996 and 1995

                 Consolidated Statements of Cash Flows - Years ended
                   December 31, 1996 and 1995

                 Notes to Consolidated Financial Statements

            13(a)2.          Exhibits

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
                [Registration Statement No. 33-14913, Exhibit 9]

--------------------
*  Incorporated by reference and not filed herewith.

                                             31

Exhibit No.                          Description
-----------                          -----------
      10.1      Amended and Restated Employment Agreement, dated January 1, 1997, between the Company and Seymour Kugler

    * 10.2      Supplemental Excess Profit Sharing Plan, dated December 12, 1984 [Registration Statement No. 33-14913, Exhibit
                10.3]

    * 10.3      Incentive Program of the Company [Registration Statement on Form S-8 No. 33-37476, Exhibit 4]

    * 10.4      Winston Resources, Inc. 1996 Stock Plan [1996 Proxy Statement, Exhibit A]

    * 10.5      Agreement of Lease, dated as of August 8, 1990 (the "Lease"), between Nineteen New York Properties Limited
                Partnership, and the Company, as tenant [Form 10-K (1990), Exhibit 10.11]

    * 10.6      First Amendment of Lease dated as of March 1, 1992, between Nineteen New York Properties Limited Partnership and the Company [Form 10-KSB (1992), Exhibit 10.6]

    * 10.7      Second Amendment of Lease dated as of January 29, 1993, between Nineteen New York Properties Limited Partnership and the Company  [Form 10-KSB (1992), Exhibit 10.7]

    * 10.8      Third Amendment of Lease dated as of February 19, 1993, between Nineteen New York Properties Limited Partnership and the Company  [Form 10-KSB (1992), Exhibit 10.8]

      10.9      Fifth Amendment of Lease dated as of March 14, 1997 between 535 Fifth Avenue LLC (the successor in interest to
                Nineteen New York Properties Limited Partnership) and the Company, as tenant

      10.10     Secured Line of Credit Agreement dated November 4, 1996 between Winston Resources, Inc. and The Bank of New York

      10.11     Promissory Note dated November 26, 1996 made by Winston Resources, Inc. in favor of The Bank of New York

--------------------
*  Incorporated by reference and not filed herewith.

                                     32

Exhibit No.                          Description
-----------                          -----------
    10.12       Security Agreement dated as of November 26, 1996 by and among Winston Resources, Inc., WIN-PAY, Inc., Winston
                Professional Staffing, Inc., Winston Cosmopoliton, Inc., Roth Young Personnel Services, Inc., Winston Personnel
                of Boca Raton, Inc., Winston Personnel Inc. of New Jersey, Winston Staffing Services, Inc. and The Bank of New
                York

    13          "Change in Accountants" section contained in the 1996 Annual Report to Security Holders of Winston Resources, Inc.


    22          Subsidiaries of the Company:

                Delta 10, Inc.
                (a New Jersey corporation)

                Winston Personnel of Boca Raton, Inc.
                (a Florida corporation)

                Winston Personnel, Inc. of New Jersey
                (a New Jersey corporation)

                Winston Professional Staffing, Inc.
                (a New Jersey corporation)

                Winston Staffing Services, Inc.
                (a New York corporation)

                WIN-PAY, Inc.
                (a New York corporation)

    23.1        Consent of Ernst & Young LLP, independent auditors

    23.2        Consent of Richard A. Eisner & Company,  LLP, independent auditors

    27          Financial Data Schedule

    13(b).      Reports on Form 8-K.  No reports on Form 8-K have been filed during the quarters ended December 31, 1996 or
                March 31, 1997.

                                      33

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 1997
                                WINSTON RESOURCES, INC.

                                By:   /s/ Seymour Kugler
                                      -----------------------------
                                      Seymour Kugler, Chairman of
                                      the Board and President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


    Signature
    ---------
  /s/ Seymour Kugler                             Chairman of the Board and President;        March 26, 1997
---------------------------------                Principal Executive Officer; Director
  Seymour Kugler

  /s/ Jesse Ulezalka                             Chief Financial Officer                     March 26, 1997
---------------------------------
  Jesse Ulezalka

  /s/ Reuben W. Abrams                           Director                                    March 26, 1997
---------------------------------
  Reuben W. Abrams

                                                 Director                                    March 26, 1997
---------------------------------
  Martin Fischer

  /s/ Alan E. Wolf                               Director                                    March 26, 1997
---------------------------------
  Alan E. Wolf

  /s/ Martin Wolfson                             Director                                    March 26, 1997
---------------------------------
  Martin Wolfson

  /s/ Gregg Kugler                               Director                                    March 26, 1997
---------------------------------
  Gregg Kugler

  /s/ Martin J. Simon                            Director                                    March 26, 1997
--------------------------------
  Martin J. Simon