Form 10-Q
period 1997-03-31
WINSTON RESOURCES INC
filed 1997-05-14
CIK 815274

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington D.C. 20549

                                      FORM 10-Q

(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) Of The Securities Exchange Act of 1934: For the quarterly period ended March 31, 1997.

[ ] Transaction report under Section 13 or 15(d) of the Exchange Act for the transition period from _________ to __________

Commission File Number 1-9629

                              WINSTON RESOURCES, INC.
--------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


Delaware                                    13-3134278
------------------------------              ------------------------------
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes x  No   .
   ---   ---

                         APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,181,104 shares of Common Stock, par value $.01 per share, outstanding on May 9, 1997.

                       WINSTON RESOURCES, INC. AND SUBSIDIARIES


                                        INDEX
                                                                           Page
                                                                           ----

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

  The following financial statements of the Registrant are included:

  Condensed Consolidated Balance Sheets - March 31, 1997
  (Unaudited) and December 31, 1996                                         3-4

  Condensed Consolidated Statements of Income (unaudited)
  - Three Months Ended March 31, 1997 and 1996                                5

  Condensed Consolidated Statements of Cash Flow
  (unaudited) - Three Months Ended March 31, 1997 and 1996                  6-7

  Notes to Condensed Consolidated Financial Statements
  (unaudited)                                                                 8

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations                           9-10

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                    11

Item 2. Changes in Securities                                                11

Item 3. Defaults Upon Senior Securities                                      11

Item 4. Submission of Matters to a Vote of Security-Holders                  11

Item 5. Other Information                                                    11

Item 6. Exhibits and Reports on Form 8-K                                     11

                       WINSTON RESOURCES, INC. AND SUBSIDIARIES


                            PART I - FINANCIAL INFORMATION

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)


Item 1.  FINANCIAL STATEMENTS

Assets                                 March 31, 1997        December 31, 1996
                                       --------------        -----------------

    Current Assets:

         Cash and Cash Equivalents         $  318,000               $1,068,000
         Accounts receivable, trade,
         net                                6,403,000                5,855,000
         Prepaid expenses and other
         current assets                       246,000                  238,000
         Securities held available
         for sale                             275,000                  262,000
                                           ----------               ----------
           Total current assets             7,242,000                7,423,000

         Fixed Assets, net                    373,000                  311,000

         Other Assets:
           Security deposits and
           other assets                       729,000                  704,000
                                           ----------               ----------

           Total                           $8,344,000               $8,438,000
                                           ----------               ----------
                                           ----------               ----------


                        Condensed Consolidated Balance Sheets
                               Continued On Next Page.

                          SEE NOTES TO CONDENSED CONSOLIDATED
                                FINANCIAL STATEMENTS.

                      WINSTON RESOURCES, INC. AND SUBSIDIARIES


                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)

                                       March 31, 1997      December 31, 1996
                                       --------------      -----------------
    Current liabilities:

         Accounts payable and accrued
         expenses                          $3,611,000             $3,603,000

         Capital lease obligations             42,000                 54,000

         Income taxes payable                 203,000                518,000
                                         ------------           ------------

           Total current liabilities        3,856,000              4,175,000

         Deferred Rent                        338,000                350,000

         Long-term portion of capital
         lease obligations                     48,000                 51,000
                                         ------------           ------------

           Total liabilities                4,242,000              4,576,000
                                         ------------           ------------
                                         ------------           ------------


    Stockholders' equity:

         Preferred stock - $100 par
           value; authorized 2,000,000
           shares, no shares issued

         Common stock - $.01 par
           value; authorized
           10,000,000 shares, issued
           and outstanding - 3,180,104
           shares at March 31, 1997
           and 3,177,104 shares at
            December 31, 1996                  32,000                 32,000

         Additional paid-in capital         4,414,000              4,413,000

         Accumulated deficit                (435,000)              (661,000)

         Unrealized gain on securities
         held available-for-sale, net          91,000                 78,000
                                         ------------           ------------

           Total stockholders' equity       4,102,000              3,862,000
                                         ------------           ------------

           Total liabilities and
           stockholders' equity          $  8,344,000           $  8,438,000
                                         ------------           ------------
                                         ------------           ------------

                          SEE NOTES TO CONDENSED CONSOLIDATED
                                FINANCIAL STATEMENTS.

                       WINSTON RESOURCES, INC. AND SUBSIDIARIES


                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)


                                                         Three Months Ended
                                                              March 31
                                                         ------------------
                                                      1997                1996
                                                      ----                ----
Revenue:

  Placement fees and related income            $10,782,000          $9,133,000
                                               -----------          ----------

Operating expenses:

  Compensation and other benefits                7,998,000           6,965,000

  Selling, general and administrative            2,373,000           1,859,000
                                               -----------          ----------

                                                10,371,000           8,824,000


Income from operations                             411,000             309,000

Interest expense, net                                1,000              58,000
                                               -----------          ----------

Income before provision for income
taxes                                              410,000             251,000

Provision for income taxes                         184,000              85,000
                                               -----------          ----------

Net Income                                     $   226,000          $  166,000
                                               -----------          ----------
                                               -----------          ----------

Primary and fully
  diluted net income
  per common share (Note 2)                    $      0.07          $     0.05
                                               -----------          ----------
                                               -----------          ----------

Weighted average number of common
shares outstanding                               3,436,638           3,112,954


                         SEE NOTES TO CONDENSED CONSOLIDATED
                                 FINANCIAL STATEMENTS

                       WINSTON RESOURCES, INC. AND SUBSIDIARIES


                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                        Three Months Ended
                                                             March 31
                                                        -------------------
                                                     1997                1996
                                                     ----                ----

Cash Flows from operating activities:

Net income                                       $226,000            $166,000

Adjustments to reconcile net income
(loss) to net cash provided by (used
in) operating activities

   Depreciation and amortization                   28,000              30,000

   Provision for doubtful receivables             (14,000)             (1,000)

   Deferred rent                                  (12,000)             (7,000)

   Deferred (income) loss recognized                   --             (21,000)

   Changes in assets and liabilities:

     (Increase) in accounts receivable           (534,000)           (314,000)


     (Increase) decrease in prepaid
       expenses and other current assets           (8,000)             84,000

     (Increase) decrease in security
       deposits and other assets                  (25,000)              2,000

     Increase (decrease) in liabilities          (307,000)             98,000
                                                ---------           ---------

Net cash provided by (used in) operat-
   ing activities                                (646,000)             37,000
                                                ---------           ---------

Cash flows (used in) investing
   activities:

   Purchases of fixed assets                      (90,000)            (13,000)
                                                ---------           ---------

                    Condensed Consolidated Statement of Cash Flows
                               Continued On Next Page.

                         SEE NOTES TO CONDENSED CONSOLIDATED
                                 FINANCIAL STATEMENTS

                       WINSTON RESOURCES, INC. AND SUBSIDIARIES


                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                        Three Months Ended
                                                             March 31
                                                        ------------------

                                                     1997                1996
                                                     ----                ----
Cash flows provided by (used
in) financing activities:

 Proceeds from (payments on)
   short term and long-term
   debt                                                --             189,000

 Proceeds from exercise of
   options                                          1,000               1,000

 Repayment of capital leases                      (15,000)            (18,000)
                                               ----------            --------

Net cash provided by (used in)
  financing activities                            (14,000)            172,000
                                               ----------            --------

Net increase (decrease) in
  cash                                           (750,000)            196,000

Cash at beginning of period                     1,068,000             144,000
                                               ----------            --------

Cash at end of period                          $  318,000            $340,000
                                               ----------            --------
                                               ----------            --------

Supplemental cash flows
  information:

   Cash paid during the period
     for:

    Interest                                   $    7,000            $ 69,000
                                               ----------            --------

    Income taxes                                  521,000              32,000
                                               ----------            --------


                         SEE NOTES TO CONDENSED CONSOLIDATED
                                FINANCIAL STATEMENTS.

                       WINSTON RESOURCES, INC. AND SUBSIDIARIES


                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary to present fairly the financial position of the Company as of March 31, 1997, the results of its operations for the three months ended March 31, 1997 and 1996 and changes in its cash flows for the three months ended March 31, 1997 and 1996. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three months ended March 31, 1997 are not necessarily indicative of operating results that may be expected for the year ending December 31, 1997. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

2. Net income per share is computed using the weighted average number of common shares outstanding. Common stock equivalents assuming the exercise of stock options, are included in the calculation of net income per share when there is a dilutive effect.

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in no increase in primary earnings per share for the first quarter ended March 31, 1997 and an increase for the quarter ended March 31, 1996 of $.01 per share. The impact of Statement No. 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

                       WINSTON RESOURCES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996.

REVENUES

Revenues increased by approximately $1,649,000 or 18%. The increase in the quarter ended March 31 1997 is primarily due to the increase in temporary staffing and placement fees revenues of 15% and 17%, respectively as compared to the corresponding period in 1996.

OPERATING EXPENSES

Operating expenses increased approximately 18% in the quarter ended March 31, 1997 as compared to the corresponding period in 1996. Compensation and other benefits increased approximately 15% mainly due to increased compensation and compensation related costs associated with the increase in revenues. Selling, general and administrative expenses increased 28% due to additions to the sales force, commissions related to increased revenues, advertising, professional fees and other costs related to maintaining the Company's branch operations.

Net interest expense decreased during 1997 due mainly to a lack of borrowings under the Company's credit facility when compared to 1996.

The effective tax rate utilized was 45% for the three months ended March 31, 1997 as compared to 34% in the corresponding period in 1996. The lower prior year rate was attributable to an income tax benefit as a result of a reduction in the valuation allowance for certain deferred tax assets that became realizable.

OPERATING RESULTS

Net income for the three month period ended March 31, 1997 was approximately $226,000 or $.07 per common share as compared to net income of approximately $166,000 or $.05 per common share in the quarter ended March 31, 1996. The results reflect increased revenues partially being offset by the increase in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at March 31, 1997 was approximately $3,386,000 as compared to $3,248,000 at December 31, 1996. Cash used in operating activities during the three months ended March 31, 1997 was $646,000 primarily a result of a cash payment of income taxes and an increase in accounts receivable. The increase in accounts receivable was due to increased revenues. The Company has no material commitments for capital expenditures during 1997. Cash used in investing activities, purchase of fixed assets and financing activities, primarily repayment of capital lease obligations amounted to $90,000 and $14,000, respectively. Management believes that the Company's $6,000,000 credit facility, working capital and internally generated funds are sufficient to support current operations and any currently foreseeable increase in activity.

INFLATION

To date, the impact of inflation and changing prices on the Company's business has been minimal. The Company charges its customers percentages of the salaries and wages of permanent and temporary employees, which causes its fee income to increase proportionately as salary and wages increase.

                       WINSTON RESOURCES, INC. AND SUBSIDIARIES


                             PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS:

        27.  Financial Data Schedule

    (b) REPORTS:

        None

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             WINSTON RESOURCES,INC.

                             By:   /s/ Seymour Kugler
                                --------------------------------
                                Seymour Kugler
                                Chairman of the Board
                                and President


                             By:   /s/ Jesse Ulezalka
                                --------------------------------
                                Jesse Ulezalka
                                Chief Financial Officer


Dated:  May 13, 1997