Form 10-Q
period 1997-06-30
WINSTON RESOURCES INC
filed 1997-08-12
CIK 815274

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington D.C. 20549

                                      FORM 10-Q

(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) Of The Securities Exchange Act of 1934: For the quarterly period ended June 30, 1997.

[ ] Transaction report under Section 13 or 15(d) of the Exchange Act for the transition period from _________ to __________

Commission File Number 1-9629

                               WINSTON RESOURCES, INC.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


Delaware                               13-3134278
---------------------------------      ------------------------------
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

                         APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,184,097 shares of Common Stock, par value $.01 per share, outstanding on August 8, 1997.

                       WINSTON RESOURCES, INC. AND SUBSIDIARIES


                                        INDEX
                                        -----

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

  The following financial statements of the Registrant are included:

  Condensed Consolidated Balance Sheets - June 30, 1997
  (Unaudited) and December 31, 1996                                          3-4

  Condensed Consolidated Statements of Income (unaudited)
  - Three and Six Months Ended June 30, 1997 and 1996                        5-6

  Condensed Consolidated Statements of Cash Flow
  (unaudited) - Six Months Ended June 30, 1997 and 1996                      7-8

  Notes to Condensed Consolidated Financial Statements
  (unaudited)                                                                  9

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations                           10-12


PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     13

Item 2. Changes in Securities                                                 13

Item 3. Defaults Upon Senior Securities                                       13

Item 4. Submission of Matters to a Vote of Security-Holders                   13

Item 5. Other Information                                                     14

Item 6. Exhibits and Reports on Form 8-K                                      14

                       WINSTON RESOURCES, INC. AND SUBSIDIARIES

                               ------------------------

                            PART I - FINANCIAL INFORMATION
                            ------   ---------------------

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)

                               ------------------------


Item 1.  FINANCIAL STATEMENTS

Assets                                   June 30, 1997     December 31, 1996
                                         -------------     -----------------

    Current Assets:

    Cash and Cash Equivalents               $  437,000            $1,068,000

    Accounts receivable, trade,
    net                                      6,858,000             5,855,000

    Prepaid expenses and other
    current assets                             295,000               238,000

    Securities held available
    for sale                                   310,000               262,000
                                            ----------            ----------

      Total current assets                   7,900,000             7,423,000

    Fixed Assets, net                          392,000               311,000

    Other Assets:

      Security deposits and
      other assets                             762,000               704,000
                                            ----------            ----------

      Total                                 $9,054,000            $8,438,000
                                            ==========            ==========










                        Condensed Consolidated Balance Sheets
                               Continued On Next Page.

                          SEE NOTES TO CONDENSED CONSOLIDATED
                                FINANCIAL STATEMENTS.

                       WINSTON RESOURCES, INC. AND SUBSIDIARIES

                               -----------------------

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)
                               -----------------------

                                         June 30, 1997     December 31, 1996
                                         -------------     -----------------
    Current liabilities:
    Accounts payable and accrued
    expenses                                $3,855,000            $3,603,000

    Capital lease obligations                   27,000                54,000

    Income taxes payable                       317,000               518,000
                                           -----------          ------------

      Total current liabilities              4,199,000             4,175,000

    Deferred Rent                              326,000               350,000

    Long-term portion of capital
    lease obligations                           44,000                51,000
                                           -----------          ------------

      Total liabilities                      4,569,000             4,576,000
                                           ===========           ===========


    Stockholders' equity:

    Preferred stock - $100 par
      value; authorized 2,000,000
      shares, no shares issued

    Common stock - $.01 par
      value; authorized
      10,000,000 shares, issued
      and outstanding - 3,183,097
      shares at June 30, 1997
      and 3,177,104 shares at
      December 31, 1996                         32,000                32,000

    Additional paid-in capital               4,419,000             4,413,000

    Accumulated deficit                        (92,000)             (661,000)

    Unrealized gain on securities
    held available-for-sale, net               126,000                78,000
                                           -----------          ------------

      Total stockholders' equity             4,485,000             3,862,000
                                           -----------          ------------

      Total liabilities and
      stockholders' equity                 $ 9,054,000           $ 8,438,000
                                           ===========           ===========


                          SEE NOTES TO CONDENSED CONSOLIDATED
                                FINANCIAL STATEMENTS.

                       WINSTON RESOURCES, INC. AND SUBSIDIARIES

                               -----------------------


                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)

                               -----------------------



                                                       Three Months Ended
                                                             June 30
                                                       ------------------
                                                  1997                  1996
                                                  ----                  ----

Revenue:

  Placement fees and related income        $11,837,000            $9,289,000
                                           -----------            ----------
Operating expenses:
  Compensation and other benefits            8,824,000             6,923,000
  Selling, general and administrative        2,396,000             1,988,000
                                           -----------            ----------
                                            11,220,000             8,911,000
Income from operations                         617,000               378,000
Interest income                                 17,000                15,000
Interest expense                                (9,000)              (59,000)
                                           -----------            ----------
Income before provision for income
taxes                                          625,000               334,000
Provision for income taxes                     282,000               133,000
                                           -----------            ----------
Net Income                                 $   343,000            $  201,000
                                           ===========            ==========
Primary and fully
  diluted net income
  per common share (Note 2)                $      0.10            $     0.06
                                           ===========            ==========
Weighted average number of common
shares outstanding                           3,440,190             3,262,421






                         SEE NOTES TO CONDENSED CONSOLIDATED
                                 FINANCIAL STATEMENTS

                       WINSTON RESOURCES, INC. AND SUBSIDIARIES

                               -----------------------

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)

                               -----------------------



                                                        Six Months Ended
                                                            June 30
                                                        ----------------
                                                  1997                  1996
                                                  ----                  ----
Revenue:

  Placement fees and related income        $22,619,000           $18,422,000
                                           -----------           -----------
Operating expenses:
  Compensation and other benefits           16,822,000            13,888,000
  Selling, general and administrative        4,769,000             3,847,000
                                           -----------           -----------
                                            21,591,000            17,735,000
Income from operations                       1,028,000               687,000
Interest income                                 30,000                27,000
Interest expense                               (23,000)             (129,000)
                                           -----------           -----------
Income before provision for income
taxes                                        1,035,000               585,000
Provision for income taxes                     466,000               218,000
                                           -----------           -----------
Net Income                                 $   569,000           $   367,000
                                           ===========           ===========
Primary and fully
  diluted net income
  per common share (Note 2)                $      0.17           $      0.11
                                           ===========           ===========
Weighted average number of common
shares outstanding                           3,435,418             3,176,901






                         SEE NOTES TO CONDENSED CONSOLIDATED
                                 FINANCIAL STATEMENTS

                       WINSTON RESOURCES, INC. AND SUBSIDIARIES

                               -----------------------

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                               -----------------------

                                                        Six Months Ended
                                                            June 30
                                                        ----------------
                                                  1997                  1996
                                                  ----                  ----
Cash Flows from operating activities:

Net income                                    $569,000              $367,000

Adjustments to reconcile net income
to net cash provided by (used in)
operating activities

   Depreciation and amortization                68,000                60,000
   Provision for doubtful receivables          (14,000)               (3,000)
   Deferred rent                               (24,000)              (14,000)
   Deferred (income) loss recognized                --                (9,000)
   Changes in assets and liabilities:
     (Increase) in accounts receivable        (989,000)             (510,000)
     (Increase) decrease in prepaid
       expenses and other current assets       (57,000)              140,000
     (Increase) in security
       deposits and other assets               (58,000)               (6,000)
     Increase in liabilities                    52,000               369,000
                                             ---------             ---------

Net cash (used in) provided by operating
  activities                                  (453,000)              394,000
                                             ---------             ---------
Cash flows (used in) investing
   activities:

   Purchases of fixed assets                  (149,000)              (41,000)
                                             ---------             ---------

                    Condensed Consolidated Statement of Cash Flows
                               Continued On Next Page.

                         SEE NOTES TO CONDENSED CONSOLIDATED
                                 FINANCIAL STATEMENTS

                       WINSTON RESOURCES, INC. AND SUBSIDIARIES

                               -----------------------

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                               -----------------------

                                                        Six Months Ended
                                                            June 30
                                                        ----------------
                                                  1997                  1996
                                                  ----                  ----
Cash flows (used in) financing activities:

 Proceeds from (payments on)
   short term and long-term
   debt                                             --              (364,000)

 Proceeds from exercise of
   options                                       5,000                10,000

 Repayment of capital leases                   (34,000)              (33,000)
                                            ----------              --------
Net cash (used in) financing
  activities                                   (29,000)             (387,000)
                                            ----------              --------
Net (decrease) in cash                        (631,000)              (34,000)
Cash at beginning of period                  1,068,000               144,000
                                            ----------              --------
Cash at end of period                       $  437,000              $110,000
                                            ==========              ========
Supplemental cash flows
  information:

   Cash paid during the period
     for:

    Interest                                $   12,000              $ 49,000
                                            ----------              --------
    Income taxes                               667,000                18,000
                                            ----------              --------







                         SEE NOTES TO CONDENSED CONSOLIDATED
                                FINANCIAL STATEMENTS.

                       WINSTON RESOURCES, INC. AND SUBSIDIARIES

                               -----------------------

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               -----------------------

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary to present fairly the financial position of the Company as of June 30, 1997, the results of its operations for the six and three months ended June 30, 1997 and 1996 and changes in its cash flows for the six months ended June 30, 1997 and 1996. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six and three months ended June 30, 1997 are not necessarily indicative of operating results that may be expected for the year ending December 31, 1997. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

2. Net income per share is computed using the weighted average number of common shares outstanding. Common stock equivalents assuming the exercise of stock options, are included in the calculation of net income per share when there is a dilutive effect.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the six and three months ended June 30, 1997 and 1996 of $.01 per share. The impact of Statement No. 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

                       WINSTON RESOURCES, INC. AND SUBSIDIARIES
                       ----------------------------------------

                               -----------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996.

REVENUES

Revenues increased by approximately $2,548,000 or 27%. The increase in the quarter ended June 30, 1997 is primarily due to the increase in temporary staffing and placement fee revenues of 28% and 33%, respectively as compared to the corresponding period in 1996.

OPERATING EXPENSES

Operating expenses increased approximately 26% in the quarter ended June 30, 1997 as compared to the corresponding period in 1996. Compensation and other benefits increased approximately 27% mainly due to increased compensation and compensation related costs associated with the increase in revenues. Selling, general and administrative expenses increased 21% due to additions to the sales force, commissions related to increased revenues, advertising, professional fees and other costs related to maintaining the Company's branch operations.

Net interest expense decreased during 1997 due mainly to a lack of borrowings under the Company's credit facility when compared to 1996.

The effective tax rate utilized was 45% for the three months ended June 30, 1997 as compared to 40% in the corresponding period in 1996. The lower prior year rate was attributable to an income tax benefit resulting from a reduction in the valuation allowance for certain deferred tax assets that became realizable.

OPERATING RESULTS

Net income for the three month period ended June 30, 1997 was approximately $343,000 or $.10 per common share as compared to net income of approximately $201,000 or $.06 per common share in the quarter ended June 30, 1996. The results reflect increased revenues partially being offset by the increase in operating expenses.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996.

REVENUES

Revenues increased by approximately $4,197,000 or 23%. The increase for the six months ended June 30, 1997 is primarily due to the increase in temporary staffing and placement fee revenues of 22% and 26% respectively as compared to the corresponding period in 1996.

OPERATING EXPENSES

Operating expenses increased approximately 22% in the six months ended June 30, 1997 as compared to the corresponding period in 1996. Compensation and other benefits increased approximately 21% mainly due to increased compensation and compensation related costs associated with the increase in revenues. Selling, general and administrative expenses increased 24% due to additions to the sales force, commissions and related to increased revenues, advertising, professional fees and other costs related to maintaining the Company's branch operations.

Net interest expense decreased during 1997 due mainly to lack of borrowings under the Company's credit facility when compared to 1996.

The effective tax rate utilized was 45% for the six months ended June 30, 1997 as compared to 37% in the corresponding period in 1996. The lower prior year rate was attributable to an income tax benefit as a result of a reduction in the valuation allowance for certain deferred tax assets that became realizable.

OPERATING RESULTS

Net income for the six month period ended June 30, 1997 was approximately $569,000 or $.17 per common share as compared to net income of approximately $367,000 or $.11 per common share in the quarter ended June 30, 1996. The results reflect increased revenues partially being offset by the increase in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at June 30, 1997 was approximately $3,701,000 as compared to $3,248,000 at December 31, 1996. Cash used in operating activities during the six months ended June 30, 1997 was $453,000 primarily resulting from a cash payment of income taxes and to support the growth in revenues as evidenced by an increase in accounts receivable. The Company has no material commitments for capital expenditures during 1997. Cash used in investing activities, purchase of fixed assets and financing activities, primarily repayment of capital lease obligations, amounted to $149,000 and $29,000, respectively. Management believes that the Company's $6,000,000 credit facility, working capital and internally generated funds are sufficient to support current operations and any currently foreseeable increase in activity.

INFLATION

To date, the impact of inflation and changing prices on the Company's business has been minimal. The Company charges its customers percentages of the salaries and wages of permanent and temporary employees, which causes its fee income to increase proportionately as salary and wages increase.

                       WINSTON RESOURCES, INC. AND SUBSIDIARIES

                               -----------------------

                             PART II - OTHER INFORMATION
                             ---------------------------

ITEM 1.  LEGAL PROCEEDINGS

     Pursuant to a settlement agreement dated June 17, 1997 between the Company and Susan Athwal, the litigation by Ms. Athwal against the Company and its Chairman in the United States District Court, Southern District of New York, was settled without the Company admitting fault or liability and in compromise of plaintiff's claims. The terms of the settlement are confidential and will not have a material adverse effect on the Company. The claims against the Chairman were discontinued.

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     The Company's Annual Meeting of Stockholders was held on May 22, 1997 (the "Meeting"). At the Meeting, the Company's stockholders voted upon and approved the election of one director and the ratification of Ernst & Young, LLP as the independent auditors of the Company for the fiscal year ending December 31, 1997.

     The holders of the Company's Common Stock voted on all matters submitted for a vote at the Meeting. The number of votes cast for, against or withheld, as well as the number of abstentions, as to each such matter is set forth below:

Election of Directors
---------------------

                         For                 Withheld
                         ---                 --------

Reuben Abrams            2,936,867           9,000



                         For                 Against        Abstain
                         ---                 -------        -------

Ratification of          2,942,967           1,500          1,400
Appointment of Auditors


ITEM 5.  OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS:

         27.  Financial Data Schedules

     (b) REPORTS:

         None

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


Dated:  August 12, 1997