Form 10-Q
period 1997-09-30
WINSTON RESOURCES INC
filed 1997-11-12
CIK 815274

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington D.C. 20549

                                      FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934:  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997.

[ ] TRANSACTION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT FOR THE
    TRANSITION PERIOD FROM _________ TO __________

COMMISSION FILE NUMBER 1-9629

                               WINSTON RESOURCES, INC.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


DELAWARE                               13-3134278
---------------------------------      ----------------------------------------
(State or other jurisdiction           (I.R.S. Employer
of incorporation or organization)      Identification No.)

                   535 FIFTH AVENUE, NEW YORK, NEW YORK 10017-3662
--------------------------------------------------------------------------------
                       (Address of Principal Executive Offices)

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

                         APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,212,120 shares of Common Stock, par value $.01 per share, outstanding on November 7, 1997.

                       WINSTON RESOURCES, INC. AND SUBSIDIARIES


                                        INDEX

                                                                            PAGE

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

  the Following Financial Statements of the Registrant
  Are Included:

  Condensed Consolidated Balance Sheets - September 30, 1997
  (Unaudited) and December 31, 1996                                          3-4

  Condensed Consolidated Statements of Income (Unaudited)
  - Three and Nine Months Ended September 30, 1997 and 1996                  5-6

  Condensed Consolidated Statements of Cash Flow (Unaudited)
  - Nine Months Ended September 30, 1997 and 1996                            7-8

  Notes to Condensed Consolidated Financial Statements
  (Unaudited)                                                                  9

Item 2. Management's Discussion and Analysis
Of Financial Condition and Results of Operations                           10-12


PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     13

Item 2. Changes in Securities                                                 13

Item 3. Defaults upon Senior Securities                                       13

Item 4. Submission of Matters to a Vote of Security-holders                   13

Item 5. Other Information                                                     13

Item 6. Exhibits and Reports on Form 8-K                                      13

                       WINSTON RESOURCES, INC. AND SUBSIDIARIES

                               -----------------------

                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)
                               -----------------------


ASSETS                                            SEPTEMBER 30,  DECEMBER 31,
                                                  -------------  ------------
                                                           1997          1996
                                                          -----         -----
    Current Assets:

         Cash and Cash Equivalents                  $  401,000    $1,068,000

         Accounts Receivable, Trade, Net             7,920,000     5,855,000

         Prepaid Expenses and Other Current
         Assets                                        149,000       238,000

         Securities Held Available for Sale            344,000       262,000
                                                    ----------    ----------
         Total Current Assets                        8,814,000     7,423,000

    Fixed Assets, Net                                  445,000       311,000

    Other Assets:

         Security Deposits and Other Assets            738,000       704,000
                                                    ----------    ----------

         Total                                      $9,997,000    $8,438,000
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

                        SEE NOTES TO CONDENSED CONSOLIDATED
                               FINANCIAL STATEMENTS.

                      WINSTON RESOURCES, INC. AND SUBSIDIARIES

                              -----------------------

                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED)
                              -----------------------

                                                  SEPTEMBER 30,  DECEMBER 31,
                                                  -------------  ------------
                                                           1997          1996
                                                          -----         -----

Current Liabilities:
    Accounts Payable and Accrued Expenses           $4,239,000    $3,603,000
    Capital Lease Obligations                           16,000        54,000
    Income Taxes Payable                               450,000       518,000
                                                    ----------     ---------
    Total Current Liabilities                        4,705,000     4,175,000
Deferred Rent                                          315,000       350,000
Long-term Portion of Capital
    Lease Obligations                                   39,000        51,000
                                                    ----------     ---------
    Total Liabilities                                5,059,000     4,576,000
                                                    ==========    ==========
Stockholders' Equity:
    Preferred Stock - $100 Par Value;
    Authorized 2,000,000 Shares, No Shares
    Issued

    Common Stock - $.01 Par  Value;
    Authorized 10,000,000 Shares, Issued
    and Outstanding - 3,212,120 Shares at
    September 30, 1997 and 3,177,104 Shares
    at December 31, 1996                                32,000        32,000

    Additional Paid-in Capital                       4,430,000     4,413,000
    Retained Earnings - (Accumulated Deficit)          316,000      (661,000)

    Unrealized Gain on Securities Held
    Available-for-sale, Net                            160,000        78,000
                                                    ----------     ---------

    Total Stockholders' Equity                       4,938,000     3,862,000

                                                    ----------     ---------
    Total Liabilities and Stockholders' Equity      $9,997,000    $8,438,000
                                                    ==========    ==========


                        SEE NOTES TO CONDENSED CONSOLIDATED
                                FINANCIAL STATEMENTS.

                      WINSTON RESOURCES, INC. AND SUBSIDIARIES

                             -------------------------

                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED)

                             -------------------------


                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30
                                                    -------------------------
                                                           1997          1996
                                                          -----         -----

Revenue:
   Placement Fees and Related Income               $13,434,000   $10,669,000
                                                   -----------   -----------
Operating Expenses:
   Compensation and Other Benefits                  10,469,000     7,823,000
   Selling, General and Administrative
                                                     2,242,000     2,307,000
                                                   -----------   -----------

                                                    12,711,000    10,130,000
Income from Operations                                 723,000       539,000
Interest Income                                         25,000        16,000
Interest Expense                                        (6,000)      (33,000)
                                                   -----------   -----------

Income Before Provision for Income Taxes               742,000       522,000
Provision for Income Taxes
                                                       334,000       209,000
                                                   -----------   -----------
Net Income                                         $   408,000   $   313,000
                                                   ===========   ===========

Primary and Fully Diluted Net Income per
Common Share (Note 2)                              $      0.12    $     0.09
                                                   ===========   ===========
Weighted Average Number of Common Shares
Outstanding                                          3,492,262     3,397,737


                        SEE NOTES TO CONDENSED CONSOLIDATED
                                FINANCIAL STATEMENTS

                      WINSTON RESOURCES, INC. AND SUBSIDIARIES

                               ----------------------

                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED)
                                ----------------------

                                                        NINE MONTHS ENDED
                                                           SEPTEMBER 30
                                                    -------------------------

                                                           1997          1996
                                                          -----         -----

Revenue:
   Placement Fees and Related Income               $36,053,000   $29,091,000
                                                   -----------   -----------
Operating Expenses:
   Compensation and Other Benefits                  27,290,000    21,711,000
   Selling, General and Administrative
                                                     7,011,000     6,154,000
                                                   -----------   -----------

                                                    34,301,000    27,865,000
                                                   -----------   -----------
Income from Operations                               1,752,000     1,226,000
Interest Income                                         55,000        42,000
Interest Expense                                       (30,000)     (161,000)
                                                   -----------   -----------
Income Before Provision for Income Taxes             1,777,000     1,107,000
Provision for Income Taxes
                                                       800,000       427,000
                                                   -----------   -----------
Net Income                                         $   977,000   $   680,000
                                                   ===========   ===========

Primary and Fully Diluted Net Income per
Common Share (Note 2)                              $      0.28   $      0.20
                                                   ===========   ===========
Weighted Average Number of Common Shares
Outstanding                                          3,462,325     3,290,434


                        SEE NOTES TO CONDENSED CONSOLIDATED
                                FINANCIAL STATEMENTS

                      WINSTON RESOURCES, INC. AND SUBSIDIARIES

                              -----------------------

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                              -----------------------

                                                        Nine Months Ended
                                                           September 30
                                                    -------------------------

                                                           1997          1996
                                                          -----         -----

Cash Flows from operating activities:
    Net income                                     $   977,000   $   680,000
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
    Depreciation and amortization                      112,000        94,000
    Provision for doubtful receivables                  (3,000)       32,000
    Deferred rent                                      (35,000)      (22,000)
    Deferred loss recognized
                                                        - - -          7,000
Changes in assets and liabilities:
    (Increase) in accounts receivable               (2,062,000)   (1,042,000)
    Decrease in prepaid expenses and other
       current assets                                   89,000        26,000
    (Increase) in security deposits and
       other assets                                    (34,000)       45,000
    Increase in liabilities
                                                       568,000       954,000
                                                   -----------   -----------
Net Cash (Used In) Provided by Operating
    Activities                                        (388,000)      774,000
                                                   -----------   -----------
Cash Flows (Used In) Investing Activities:
    Purchases of Fixed Assets                         (246,000)      (64,000)
                                                   -----------   -----------


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


                        SEE NOTES TO CONDENSED CONSOLIDATED
                                FINANCIAL STATEMENTS

                      WINSTON RESOURCES, INC. AND SUBSIDIARIES

                              -----------------------

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                              -----------------------

                                                        Nine Months Ended
                                                           September 30
                                                    -------------------------

                                                           1997          1996
                                                          -----         -----
Cash flows (used in) financing activities:

    Proceeds from (payments on)
      short term and long-term debt                      - - -      (656,000)
    Proceeds from exercise of
      options                                           17,000        10,000
Repayment of capital leases                            (50,000)      (55,000)
                                                   -----------   -----------
Net cash (used in) financing
   activities                                          (33,000)     (701,000)
Net (decrease) increase in cash                       (667,000)        9,000
Cash at beginning of period                          1,068,000       144,000
                                                   -----------   -----------
CASH AT END OF PERIOD                              $   401,000   $   153,000
                                                   ===========   ===========
Supplemental Cash Flows
Information:

   Cash Paid During the Period For:

   Interest                                        $    16,000   $   154,000
                                                   -----------   -----------

   Income Taxes                                        867,000        92,000
                                                   -----------   -----------


                         SEE NOTES TO CONDENSED CONSOLIDATED
                                FINANCIAL STATEMENTS.

                       WINSTON RESOURCES, INC. AND SUBSIDIARIES

                               -----------------------

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               -----------------------


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary to present fairly the financial position of the Company as of September 30, 1997, the results of its operations for the nine and three months ended September 30, 1997 and 1996 and changes in its cash flows for the nine months ended September 30, 1997 and 1996. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine and three months ended September 30, 1997 are not necessarily indicative of operating results that may be expected for the year ending December 31, 1997. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

2. Net income per share is computed using the weighted average number of common shares outstanding. Common stock equivalents assuming the exercise of stock options, are included in the calculation of net income per share when there is a dilutive effect.

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the nine months ended September 30, 1997 and 1996 of $.03 and $.02 respectively, and an increase in primary earnings per share for the three months ended September 30, 1997 and 1996 of $.01 per share. The impact of Statement No. 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

                       WINSTON RESOURCES, INC. AND SUBSIDIARIES

                               -----------------------

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

    REVENUES

    Revenues increased by approximately $2,765,000 or 26%. The increase in the quarter ended September 30, 1997 is primarily due to the increase in temporary staffing and placement fee revenues of 34% and 11%, respectively as compared to the corresponding period in 1996.

    OPERATING EXPENSES

    Operating expenses increased approximately 25% in the quarter ended September 30, 1997 as compared to the corresponding period in 1996. Compensation and other benefits increased approximately 34% mainly due to increased compensation and compensation related costs associated with the increase in revenues. Selling, general and administrative expenses decreased 3% due to decreases in advertising, professional fees and other costs related to maintaining the Company's branch operations offset by additions to the sales force and commissions related to increased revenues.

    Net interest expense decreased during 1997 due mainly to a lack of borrowings under the Company's credit facility when compared to 1996.

    The effective tax rate utilized was 45% for the three months ended September 30, 1997 as compared to 40% in the corresponding period in 1996. The lower prior year rate was attributable to an income tax benefit resulting from a reduction in the valuation allowance for certain deferred tax assets that became realizable.

    OPERATING RESULTS

    Net income for the three month period ended September 30, 1997 was approximately $408,000 or $.12 per common share as compared to net income of approximately $313,000 or $.09 per common share in the quarter ended September 30, 1996. The results reflect increased revenues partially being offset by the increase in operating expenses.

    RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

    REVENUES

    Revenues increased by approximately $6,962,000 or 24%. The increase for the nine months ended June 30, 1997 is primarily due to the increase in temporary staffing and placement fee revenues of 26% and 20% respectively as compared to the corresponding period in 1996.

    OPERATING EXPENSES

    Operating expenses increased approximately 23% in the nine months ended September 30, 1997 as compared to the corresponding period in 1996. Compensation and other benefits increased approximately 26% mainly due to increased compensation and compensation related costs associated with the increase in revenues. Selling, general and administrative expenses increased 14% due to additions to the sales force and commissions related to increased revenues and advertising, professional fees and other costs related to maintaining the Company's branch operations.

    Net interest expense decreased during 1997 due mainly to lack of borrowings under the Company's credit facility when compared to 1996.

    The effective tax rate utilized was 45% for the nine months ended September 30, 1997 as compared to 39% in the corresponding period in 1996. The lower prior year rate was attributable to an income tax benefit as a result of a reduction in the valuation allowance for certain deferred tax assets that became realizable.

    OPERATING RESULTS

    Net income for the nine month period ended September 30, 1997 was approximately $977,000 or $.28 per common share as compared to net income of approximately $680,000 or $.20 per common share in the nine months ended September 30, 1996. The results reflect increased revenues partially being offset by the increase in operating expenses.

    LIQUIDITY AND CAPITAL RESOURCES

    Working capital at September 30, 1997 was approximately $4,109,000 as compared to $3,248,000 at December 31, 1996. Cash used in operating activities during the nine months ended September 30, 1997 was $388,000 primarily resulting from a cash payment of income taxes and the investment in working capital to support the growth in revenues as evidenced by an increase in accounts receivable. The Company has no material commitments for capital expenditures during 1997. Cash used in investing activities, purchase of fixed assets and financing activities, primarily repayment of capital lease obligations, amounted to $246,000 and $33,000, respectively. Management believes that the Company's $6,000,000 credit facility, working capital and internally generated funds are sufficient to support current operations and any currently foreseeable increase in activity.

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

         27 - Financial Data Schedule

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


Dated:  November 11, 1997