Form 10-K
period 1997-12-31
WINSTON RESOURCES INC
filed 1998-03-26
CIK 815274

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                      FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [Fee Required]

For the transition period ________________________ to _________________________

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

                                                          Name of Each Exchange
Title of Each Class                                       on which Registered

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         On March 20, 1998, (i) the aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $9,034,566 and (ii) there were 3,219,620 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

         (i) Part III, Definitive Proxy Statement of the registrant to be filed with the Commission on or before April 30, 1998.

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

                  Through its own offices, the Company recruits and places employees in entry-to-highlevel permanent salaried positions in the New York City metropolitan area (consisting of New York City, Nassau, Suffolk and Westchester Counties, New York and parts of northern New Jersey and southern Connecticut) and in the Fort Lauderdale area of Florida. Such services are provided on a contingent fee basis under which the Company collects a fee only if it successfully places a job candidate with a client. Through its Fisher-Todd Associates division, the Company also provides services for business and industry clients across the United States, recruiting upper level executives on a retainer fee basis and on a contingency fee basis.

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

                  During the year ended December 31, 1997, the Company placed applicants in permanent positions with approximately 500 clients. Approximately fifty percent of the Company's contingent fee permanent placement clients during that year were repeat customers.

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

                  During 1997, the Company provided the services of temporary employees to approximately 700 clients each week. The Company estimates that a majority of the clients to whom it supplied temporary staffing during 1997 were repeat customers.

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

                  At March 20, 1998, there were fifteen Roth Young, one Division 10, one Division 10 Temps, one Alpha and one Winston franchise in a total of seventeen cities in the United States.

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

                  Recruitment Advertising

                  The Company's recruitment advertising division places recruitment advertisements in publications on behalf of the Company, the Company's clients and other third parties. The Company believes that the services offered by this division enhances its competitive position in the temporary staffing and permanent placement markets by broadening the scope of the services it offers to clients. For the year ended December 31, 1997, the Company served approximately 200 clients through this division.

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

                  Recruiting

                  The  Company  recruits  qualified   applicants  for  permanent
positions  and  temporary   employees   primarily  through  direct  recruitment,
referrals from other applicants and newspaper advertising.

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

                  Employees

                  At December 31, 1997, the Company employed approximately 106 permanent employees, including 35 placement counsellors for its permanent placement services, in its headquarters and branch offices, not including temporary employees on assignment to clients. The Company is responsible for all workers' compensation and disability insurance, state and Federal unemployment taxes, social security taxes, and fringe benefits for its temporary employees. As a service business, the Company depends to a material degree on its ability to hire and retain skilled and motivated personnel.

Item 2.  Properties

                  The Company leases a total of approximately 19,000 square feet in an office building at 535 Fifth Avenue, New York, New York. The lease was entered into in August 1990 and renegotiated in 1992, 1993 and 1997, and expires in 2003. The Company also leases office space in Rutherford, Edison and Parsippany, New Jersey, in Westbury, New York and in Fort Lauderdale, Florida, under leases expiring between 1997 and 2000.

Item 3.  Legal Proceedings

                  During 1997, the Company settled an action commenced in 1995 by Susan Athwal, a former employee of the Company. The settlement had no material impact on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

                  No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

                  The Common Stock of the Company is traded principally on the American Stock Exchange (ticker symbol "WRS"). The following table shows, for each quarter of the Company's last two fiscal years and through March 20, 1998, the high and low sales prices of the common stock of the Company as reported on the American Stock Exchange.

                                           Price Range
                              High                             Low

1998

First Quarter            $    6 3/8                      $   4 1/2

1997

First Quarter            $   4 1/4                       $   3 1/8
Second Quarter               4                               3 1/8
Third Quarter                6 3/8                           3 3/8
Fourth Quarter               6 3/4                           5 1/4

1996

First Quarter           $   1 7/16                       $   1 1/8
Second Quarter               6 1/4                           1 1/8
Third Quarter               3 5/16                           2 3/4
Fourth Quarter               3 5/8                           3






                  The Company had 126 holders of record of its common stock on March 20, 1998.

                  The Company has never paid a cash dividend on the Common Stock and anticipates that for the foreseeable future, earnings will be retained for use in its business.

Item 6.  Selected Financial Data

                                                                                            Year ended December 31,
                                                  1997             1996             1995              1994                 1993
Income Statement Data:
                                                         (In thousands, except for per share data and number of shares)
Combined sales:
  By Company offices                           $48,986           $39,247          $30,657           $23,822               $17,863
  By franchise                                   2,586             2,957            4,175             6,403                 6,128
      Total combined sales                      51,572            42,204           34,832            30,225                23,991

Net revenue*                                    49,199            39,390           30,989            24,297                18,282
Income (loss) from operations                    2,547             1,585          (401)(1)              865                   329
Net income (loss)                                1,444             1,138          (432)(1)              636                   225
Basic earnings (loss) per common share             .45               .37             (.15)              .22                   .08
Diluted earnings (loss) per share                  .41               .34             (.15)              .20                   .07
Weighted average shares - basic              3,191,825         3,065,719        2,917,662         2,913,886             2,907,071
Weighted average shares - diluted            3,488,180         3,323,679        2,917,662         3,152,530             3,045,638

*Represents sales by Company, income from franchises and other income

(1) Includes one-time write off of restrictive covenant costs and related assets associated with franchise operations of
    $1.1 million


                                                                                               Year ended December 31,
                                               1997              1996               1995                1994                1993
Balance Sheet Data:
                                                               (In thousands, except for per share data)

Working capital                                $4,696            $3,248             3,028              $2,201             $1,101
Total assets                                    9,451             8,438             7,146               7,123              5,393
Long-term debt                                     35                51               606                 579                -
Stockholders' equity                            5,404             3,862             2,654               3,055              2,419
Stockholders' equity per share                   1.68              1.22               .91                1.05                .83


Quarterly Financial Data (Unaudited)

                                       Quarter            Quarter          Quarter             Quarter
                                       ended              ended            ended               ended
                                       March 31,          June 30,         September 30,       December 31,
                                       1997               1997             1997                1997

Revenue                               $10,782,000      $11,837,000       $13,434,000          $13,146,000
Operating expenses                     10,371,000       11,220,000        12,711,000           12,350,000
Net income (loss)                         226,000          343,000           408,000              467,000
Basic earnings (loss) per share              0.07             0.11              0.13                 0.15
Diluted earnings (loss) per share            0.07             0.10              0.12                 0.13


                                       Quarter            Quarter          Quarter             Quarter
                                       ended              ended            ended               ended
                                       March 31,          June 30,         September 30,       December 31,
                                       1996               1996             1996                1996

Revenue                               $9,133,000        $9,289,000       $10,669,000          $10,299,000
Operating expenses                     8,824,000         8,911,000        10,130,000            9,940,000
Net income (loss)                        166,000           201,000           313,000              458,000
Basic earnings (loss) per share             0.06              0.07              0.10                 0.14
Diluted earnings (loss) per share           0.05              0.06              0.09                 0.14


                                  -9-

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Results of Operations

        1997 Compared to 1996

             Revenues increased by approximately $9,809,000 or 25% to $49,199,000 as compared to $39,390,000 in 1996. The increase is primarily due to the increase in temporary staffing revenues of 31% and permanent placement revenues of 14%, as compared to the corresponding period in 1996.

     Operating expenses increased approximately 23% as compared to 1996. Compensation and other benefits increased approximately 28% mainly due to increased compensation and compensation related costs associated with the increase in revenues. Selling, general and administrative expenses increased 6% due to additions to the sales force and commissions related to increased revenues and advertising, and other costs related to maintaining the Company's branch operations.

             Interest expense decreased during 1997 due mainly to the lower average balance on borrowings under the Company's credit facility when compared to 1996.

     The effective tax rate utilized was 44% for the twelve month period ended December 31, 1997 as compared to 22% in 1996. The lower prior year rate was attributable to an income tax benefit as a result of a reduction in the valuation allowance for certain deferred tax assets that were determined to be realizable.

             Net income for the twelve month period ended December 31, 1997 was approximately $1,444,000 or $.45 basic earnings per common share and $.41 diluted earnings per common share as compared to a net income of approximately $1,138,000 or $.37 basic earnings per common share and $.34 diluted earnings per common share for the prior year. The increase in net income and earnings per share is primarily due to increased revenues, partially offset by the related increases in operating expenses and increase in effective tax rate.

             1996 Compared to 1995

     Revenues increased by approximately $8,401,000 or 27% to $39,390,000 as compared to $30,989,000 in 1995. The increase is primarily due to the increase in temporary staffing revenues of 32% and recruitment advertising revenues of 42%, as compared to 1995.

     Operating expenses increased approximately 25% as compared to 1995. Compensation and other benefits increased approximately 27% mainly due to increased compensation and compensation related costs associated with the increase in revenues. Selling, general and administrative expenses increased 21% due to additions to the sales force and commissions related to increased revenues and advertising and other costs related to maintaining the Company's branch operations.

             Interest expense decreased during 1996 due mainly to the lower average balance on borrowings under its credit facility when compared to 1995.

             Net income for the twelve month period ended December 31, 1996 was approximately $1,138,000 or $.37 basic earnings per common share and $.34 diluted earnings per common share as compared to a net loss of approximately $432,000 or ($.15) basic and diluted loss per common share for the prior year. The increase in net income and earnings per share is due to increased revenues, partially offset by the related increases in operating and interest expenses and, an income tax benefit as a result of a reduction in the valuation allowance for a portion of the deferred tax asset that was determined to be realizable. Additionally in 1995, the Company considered the value of its franchise intangibles and related assets and determined that an impairment had occurred with respect to the carrying amounts of those assets. In connection therewith, during 1995 the Company wrote-off the restrictive covenant costs and related assets associated with its franchise activities in the amount of $1,122,000.

             Liquidity and Capital Resources

             Cash used in operating activities was $190,000 in 1997 as a result of an increase in accounts receivable due to the significant growth in revenues. In 1996, cash generated from operating activities was $2,242,000. Working capital on December 31, 1997 was approximately $4,696,000 as compared to $3,248,000 on December 31, 1996. Cash used in investing and financing activities in 1997 was $401,000 and $32,000, respectively. The Company has no material commitments for capital expenditures during 1998.

             The Company has a secured credit facility providing for short-term advances to a maximum of $6,000,000 based on up to 80% of eligible accounts receivable, as defined.

             Management believes that the cash available from the Company's credit facility and cash from its operations will be sufficient to support current operations and any currently foreseeable increase in activities.

             Inflation

             To date, the impact of inflation and changing prices on the Company's business has been minimal. The Company charges its customers fixed percentages of the salaries and wages of permanent and temporary employees, which causes its fee income to increase proportionately as salary and wages increase.

             Impact of Year 2000

             The Company has completed a preliminary assessment to determine if its computer systems will function properly with respect to dates in the year 2000 and thereafter. Based on that assessment the Company believes that its computer systems are year 2000 compliant.

             Forward-Looking Statements

             This report contains forward-looking statements and information that is based on management's beliefs and assumptions, as well as information currently available to management. Such beliefs and assumptions are based on, among other things, the Company's operating and financial performance over recent years and its expectations about its business for the current fiscal year. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including, but not limited to, the possibility that (a) prevailing economic conditions may significantly deteriorate, thereby reducing the demand for the Company's services, (b) the Company might experience a significant deterioration in its collection of accounts receivable and (c) regulatory or legal changes might affect an employer's decision to utilize the Company's services, although none of such risks is anticipated at the present time. Should one or more of these or any other risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected.

Item 8.      Financial Statements and Supplementary Data

             See Item 14 for a list of Winston Resources, Inc. and Subsidiaries Financial Statements and Schedules filed as part of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

             None.

                                  PART III

Item 10.              Directors and Executive Officers of the Registrant

     The information required by this item is incorporated herein by reference to the material under the caption "ELECTION OF DIRECTORS" in the Company's definitive Proxy Statement to be filed on or before April 30, 1998 (the "1998 Proxy Statement").

Item 11.     Executive Compensation

             The information required by this term is incorporated herein by reference to the material under the caption "EXECUTIVE COMPENSATION" in the 1998 Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

             The information required by this item is incorporated herein by reference to the material under the caption "ELECTION OF DIRECTORS" in the 1998 Proxy Statement.

Item 13.     Certain Relationships and Related Transactions

             The information required by this item is incorporated herein by reference to the material under the caption "ELECTION OF DIRECTORS - Certain Transactions" in the 1998 Proxy Statement.

                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a)1,2 The information required by this subsection of this Item is presented in the index to the Financial Statements on Page F-1

           (a)3   Exhibits

Exhibit No.       Description

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

  *3.1.4 Composite Copy of Restated Certificate of Incorporation of the Company, as amended [Form 10-K (1987), Exhibit 3.3]

  *3.2            By-laws of the Company, as amended June 11, 1993 [Form 10-KSB
                  (1993)]

  *  9            Stockholders' Voting Agreement, dated June 8, 1987, among
                  Seymour Kugler, Alec Peters and Melvin Winograd [Registration
                  Statement No. 33-14913, Exhibit 9]

   10.1 Amended and Restated Employment Agreement, dated January 1 1997, between the Company and Seymour Kugler

  *10.2 Supplemental Excess Profit Sharing Plan, dated December 12, 1984 Registration Statement No. 33-14913, Exhibit 10.3]

  *10.3 Incentive Program of the Company [Registration Statement on Form S-8 No. 33-37476, Exhibit 4]

--------------------
*  Incorporated by reference and not filed herewith.

Exhibit No.                   Description

  *10.4          Winston Resources, Inc. 1996 Stock Plan [1996 Proxy Statement,
                 Exhibit A]


  *10.5 Agreement of Lease, dated as of August 8, 1990 (the "Lease"), between Nineteen New York Properties Limited Partnership, and the Company, as tenant [Form 10-K (1990), Exhibit 10.11]

  *10.6 First Amendment of Lease dated as of March 1, 1992, between Nineteen New York Properties Limited Partnership and the Company [Form 10-KSB (1992), Exhibit 10.6]

  *10.7 Second Amendment of Lease dated as of January 29, 1993, between Nineteen New York Properties Limited Partnership and the Company [Form 10-KSB (1992), Exhibit 10.7]

  *10.8 Third Amendment of Lease dated as of February 19, 1993, between Nineteen New York Properties Limited artnership nd the Company [Form 10-KSB (1992), Exhibit 10.8]

  10.9 Fifth Amendment of Lease dated as of March 14, 1997 between 535 Fifth Avenue LLC (the successor in interest to Nineteen New York Properties Limited Partnership) and the Company,as tenant

  10.10 Secured Line of Credit Agreement dated November 4, 1996 between Winston Resources, Inc. and The Bank of New York

  10.11 Promissory Note dated November 26, 1996 made by Winston Resources, Inc. in favor of The Bank of New York

  10.12 Security Agreement dated as of November 26, 1996 by and among Winston Resources, Inc., WIN-PAY, Inc., Winston Professional Staffing, Inc., Winston Cosmopolitan, Inc., Roth Young Personnel Services, Inc., Winston Personnel of Boca Raton, Inc., Winston Personnel Inc. of New Jersey, Winston Staffing Services, Inc. and The Bank of New York

  10.13 Extension by The Bank of New York of term of Line of Credit through October 30, 1998

--------------------
*  Incorporated by reference and not filed herewith.

Exhibit No.                   Description

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

                      Winston Staffing Services, Inc.
                           (a New York corporation)

                      WIN-PAY, Inc.
                           (a New York corporation)

  23.1              Consent of Ernst & Young  LLP, independent auditors

 23.2 Consent of Richard A. Eisner & Company, LLP, independent auditors

  27, 27.1          Financial Data Schedules


    (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the quarters ended December 31, 1997 or March 31, 1998.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 20, 1998
                                            WINSTON RESOURCES, INC.


                                            By: /s/ Seymour Kugler
                                                Seymour Kugler, Chairman of
                                                the Board and President

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

    Signature


  /s/ Seymour Kugler        Chairman of the Board and            March 20, 1998
  Seymour Kugler            President; Principal Executive
                            Officer; Director


  /s/ Jesse Ulezalka        Chief Financial Officer              March 20, 1998
  Jesse Ulezalka


  /s/ Reuben W. Abrams      Director                             March 20, 1998
  Reuben W. Abrams


 /s/ Martin Fischer         Director                             March 20, 1998
  Martin Fischer


  /s/ Alan E. Wolf          Director                             March 20, 1998
  Alan E. Wolf


  /s/ Martin Wolfson        Director                             March 20, 1998
  Martin Wolfson


  /s/ Gregg Kugler          Director                             March 20, 1998
  Gregg Kugler


  /s/ Martin J. Simon       Director                             March 20, 1998
  Martin J. Simon

                       Form 10-K--Item 14 (a) (1) and (2)

                    Winston Resources, Inc. and Subsidiaries





         List of Financial Statements and Financial Statement Schedules

The following consolidated financial statements of Winston Resources, Inc. and Subsidiaries are included in Item 8:

Report of Independent Auditors--Ernst & Young LLP                          F-2
Report of Independent Auditors--Richard A. Eisner & Company, LLP           F-3
Consolidated Balance Sheets--December 31, 1997 and 1996                    F-4
Consolidated Statements of Operations--Years Ended
   December 31, 1997, 1996 and 1995                                        F-5
Consolidated Statements of Stockholders' Equity--Years Ended
   December 31, 1997, 1996 and 1995                                        F-6
Consolidated Statements of Cash Flows--Years Ended
   December 31, 1997, 1996 and 1995                                        F-7
Notes to Consolidated Financial Statements                                 F-8


The following consolidated financial statement schedule of Winston Resources, Inc. and Subsidiaries is included in Item 14(a)(2):
Schedule II - Valuation and Qualifying Accounts                            F-19


All other schedules for which provision is made in the applicable regulation of the securities and exchange commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.

                                          REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Winston Resources, Inc. and Subsidiaries


                  We have audited the balance sheets of Winston Resources, Inc. and Subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. Our audits also included the financial statement schedule for the years ended December 31, 1997 and 1996 listed in the index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

                  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Winston Resources Inc. and Subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein for 1996 and 1997.


ERNST & YOUNG LLP

New York, New York
February 27, 1998

                       REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
Winston Resources, Inc.
New York, New York


                  We have audited the consolidated statements of operations, stockholders' equity and cash flows of Winston Resources, Inc. and subsidiaries for the year ended December 31, 1995. Our audit also included the financial statement schedule for the year ended December 31, 1995 listed in the index at
Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the presentation of pro forma net (loss), pro forma net (loss) per share and information relating to the fair value of stock options as discussed in Note 9 to the financial statements for the year ended December 31, 1995 which was not required to be disclosed in accordance with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation."

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

                  In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the results of operations and cash flows of Winston Resources Inc. and subsidiaries for the year ended December 31, 1995 in conformity with generally accepted accounting principles as then constituted. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein for 1995.


Richard A. Eisner & Company, LLP

New York, New York
March 11, 1996

                    Winston Resources, Inc. and Subsidiaries

                           Consolidated Balance Sheets



                                                               December 31
                                                              1997     1996
Assets
Current assets:
Cash and cash equivalents                          $       445,000   $1,068,000
Accounts receivable--trade, less allowances for
doubtful accounts of 100,000 and $109,000                7,341,000    5,855,000
Prepaid expenses and other current assets                  227,000      238,000
Securities available-for-sale                              392,000      262,000
Total current assets                                     8,405,000    7,423,000

Property and equipment, net                                540,000      311,000
Deferred income taxes                                      185,000      460,000
Security deposits and other assets                         321,000      244,000
Total assets                                       $     9,451,000   $8,438,000

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses              $     3,668,000   $3,603,000
Capital lease obligations                                   16,000       54,000
Income taxes payable                                        25,000      518,000
Total current liabilities                                3,709,000    4,175,000

Deferred rent                                              303,000      350,000
Long-term portion of capital lease obligations              35,000       51,000
Total liabilities                                        4,047,000    4,576,000

Commitments and contingencies

Stockholders' equity:
Preferred stock--$100 par value:
  authorized 2,000,000 shares,  no shares issued
Common stock--$.01 par value: authorized
  10,000,000 shares;  issued and outstanding
  3,215,120 shares (3,177,104 in 1996)                     32,000        32,000
Additional paid-in capital                              4,435,000     4,413,000
Retained earnings (accumulated deficit)                   783,000      (661,000)
Unrealized gain on securities available-for-sale, net     154,000        78,000
Total stockholders' equity                              5,404,000     3,862,000
Total liabilities and stockholders' equity         $    9,451,000    $8,438,000



See accompanying notes.

                    Winston Resources, Inc. and Subsidiaries

                      Consolidated Statements of Operations


                                                   Year ended December 31
                                             1997          1996         1995

Revenue:
Placement fees and related income        $49,199,000   $39,390,000  $30,989,000

Operating expenses:
Compensation and other benefits           37,735,000    29,414,000   23,204,000
Selling, general and administrative        8,917,000     8,391,000    6,925,000
Amortization of intangibles                    -             -          139,000
                                          46,652,000    37,805,000   30,268,000

Write-off of restrictive covenant
  costs and related assets associated
  with franchise activities                    -             -        1,122,000
Income (loss) from operations              2,547,000     1,585,000     (401,000)

Interest expense                             (36,000)     (187,000)    (248,000)
Interest and other income                     69,000        52,000      217,000
                                              33,000      (135,000)     (31,000)

Income (loss) before provision for
  income taxes                             2,580,000     1,450,000     (432,000)
Provision for income taxes                 1,136,000       312,000          -
Net income (loss)                         $1,444,000   $ 1,138,000   $ (432,000)

Basic earnings (loss) per share                 $.45          $.37         (.15)

Diluted earnings (loss) per share               $.41          $.34        $(.15)



See accompanying notes.

Winston Resources, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity


                                                Common Stock                          Retained         Unrealized
                                                $.01 Par Value        Additional      Earnings         Gain on
                                           Number                     Paid-in         (Accumulated     Securities
                                           of Shares      Amount      Capital          Deficit)        for Sale         Total

Balance--December 31, 1994                 2,915,800     $29,000    $4,393,000        $(1,367,000)     $    -         $3,055,000
Exercise of common stock options               5,033        -            3,000               -              -              3,000
Net loss                                        -           -            -               (432,000)          -           (432,000)
Unrealized gain on securities
  available-for-sale, net                       -           -            -                   -            28,000          28,000
Balance--December 31, 1995                 2,920,833      29,000     4,396,000         (1,799,000)        28,000       2,654,000
Exercise of common stock options             273,060       3,000       115,000               -              -            118,000
Net income                                      -           -            -              1,138,000           -          1,138,000
Retirement of treasury stock                 (16,789)       -          (98,000)              -              -            (98,000)
Unrealized gain on securities
  available-for-sale, net                       -           -            -                   -            50,000          50,000
Balance--December 31, 1996                 3,177,104      32,000     4,413,000           (661,000)        78,000       3,862,000
Exercise of common stock options              38,016        -           22,000               -               -            22,000
Net income                                      -           -            -              1,444,000            -         1,444,000
Unrealized gain on securities
 available-for-sale, net                        -           -            -                   -            76,000          76,000
Balance--December 31, 1997                 3,215,120   $  32,000   $ 4,435,000         $  783,000       $154,000      $5,404,000

See accompanying notes.

                    Winston Resources, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows

                                              Year ended December 31
                                         1997           1996           1995

Cash flows from operating activities
Net income (loss)                    $ 1,444,000    $1,138,000      $ (432,000)
Adjustments to reconcile net income
  (loss) to net cash (used in)\
  provided by operating activities:
Depreciation and amortization            172,000       129,000         269,000
Deferred rent                            (47,000)      (29,000)        (19,000)
Deferred loss recognized                    -             -             60,000
Write-off of restrictive covenant
  costs and related assets                  -             -          1,122,000
Receipt of marketable securities            -             -           (163,000)
Deferred tax expense (benefit)           224,000      (349,000)       (111,000)
Changes in assets and liabilities:
Accounts receivable                   (1,486,000)      (39,000)     (1,180,000)
Prepaid expenses and other
  current assets                          11,000        66,000        (154,000)
Other assets                             (80,000)      (38,000)        276,000
Accounts payable, accrued expenses
  and income taxes payable              (428,000)    1,364,000         299,000
Net cash (used in) provided by
  operating activities                  (190,000)    2,242,000         (33,000)

Cash flows from investing activities
Purchases of property and equipment     (401,000)      (87,000)        (70,000)

Cash flows from financing activities
Repayment on credit facility debt           -       (1,182,000)        (23,000)
Proceeds from exercise of options         22,000        20,000           3,000
Repayment of capital leases              (54,000)      (69,000)        (26,000)
Net cash used in financing activities    (32,000)   (1,231,000)        (46,000)

Net (decrease) increase in cash and
  cash equivalents                      (623,000)      924,000        (149,000)
Cash and cash equivalents--beginning
  of year                              1,068,000       144,000         293,000
Cash and cash equivalents--end of
  year                               $   445,000    $1,068,000       $ 144,000

Supplemental disclosures of cash
  flow information
Cash payments for interest           $    36,000    $  176,000      $  255,000
Cash payments for income taxes         1,405,000       128,000         219,000

Supplemental disclosures of noncash
  investing and financing activities
Capitalization of equipment pursuant
  to lease obligations                     -              -             83,000
Retirement of treasury stock               -            98,000             -

See accompanying notes.

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

Cash and Cash Equivalents/ Credit Concentration

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Approximately 91% and 98% of cash and cash equivalents at December 31, 1997 and 1996, respectively, was on deposit at one financial institution.

Depreciation and Amortization

Depreciation and amortization of property and equipment and intangible assets are provided on the straight-line and declining balance methods over the estimated useful lives of the assets.

Advertising Costs

The  Company  expenses   advertising   costs  upon  the  first  showing  of  the
advertisements. Advertising expenses for the years ended December 31, 1997, 1996 and 1995 totaled approximately $871,000, $711,000 and $548,000, respectively.

Earnings Per Share

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements. Securities that could potentially dilute basic earnings per share in the future in the computation of diluted earnings er share are indicated in Note 9. Such potential common shares, if included, will be anti-dilutive for 1995.


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

Securities Available-for-Sale

     Investments, which consist of common stocks, are stated at fair value as determined by quoted market price. The Company has classified its securities as investments available-for-sale pursuant to Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, any unrealized gain or loss on the investments, net of deferred taxes thereon, is recorded as a separate component of equity.

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

3. Property and Equipment

Property and equipment consisted of the following:
                                                December 31          Estimated
                                             1997       1996        Useful Life


Furniture, fixtures and equipment        $ 804,000    $857,000     3 to 7 years
Leasehold improvements                     349,000     309,000    Life of lease
                                         1,153,000   1,166,000
Less accumulated depreciation              613,000     855,000
                                         $ 540,000    $311,000

Included in property and equipment at December 31, 1997 are assets recorded under capital leases with a cost of approximately $216,000 and accumulated amortization of approximately $176,000. Amortization of assets recorded under capital leases is included with depreciation expense.

4. Financing Arrangements

a.   Credit Facility

     The Company has a secured credit facility providing for short-term advances to a maximum of $6,000,000, based on up to 80% of eligible accounts receivable, as defined. The Company pays interest on advances at the bank's alternate base rate, as defined, or at LIBOR plus 2.5% (8.5% at December 31, 1997). The credit facility is collateralized by the accounts receivable of the Company and expires on October 31, 1998. Maximum borrowings under this facility amounted to $250,000 for the year ended December 31, 1997 and there were no borrowings at December 31, 1997.

b.   Capital Lease Obligations

     The Company has leased telephone equipment, software and computer equipment under capital leases which are included in property and equipment (see Note
     3). The following is a schedule of the future minimum lease payments together with the present value of the minimum lease payments as of December 31, 1997:

Year ending December 31:
     1998                                                          $ 21,000
     1999                                                            21,000
     2000                                                            17,000
    Total                                                            59,000
Less amount representing interest (effective rate 11%)                8,000
Present value of the minimum lease payments                          51,000

Less current portion of capital lease obligations                    16,000
                                                                  $  35,000

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

                                                        December 31
                                                   1997              1996
Accounts payable--trade                        $  686,000         $1,011,000
Accrued compensation and payroll taxes          1,750,000          1,457,000
Accrued commissions                               904,000            833,000
Other accrued expenses                            328,000            302,000
Total                                         $ 3,668,000         $3,603,000

6. Income Taxes

The provisions for income taxes consists of:

                                                 Year ended December 31
                                          1997            1996           1995
Current:
Federal                                 $720,000       $ 535,000       $ 79,000
State and local                          192,000         126,000         32,000
Deferred                                 224,000        (349,000)      (111,000)
                                     $ 1,136,000       $ 312,000       $   -


A reconciliation of the federal statutory tax rate to the actual effective rate is as follows:

                                                Year ended December 31
                                         1997            1996            1995

Statutory rate                              34.0%          34.0%         (34.0)%
State and local income taxes,
  net of  federal benefit                    4.3            4.8            5.6
Change in valuation allowance                1.8          (17.1)          16.4
Permanent differences                        2.4            1.8           12.0
Other                                        1.5           (2.0)            -
                                            44.0%          21.5%           0.0%

The deferred income taxes are comprised of the following:

                                                             December 31
                                                        1997             1996
Assets
Provision for doubtful accounts                      $ 40,000         $ 44,000
Intangible assets written off                         224,000          279,000
Accrued rent                                          121,000          140,000
Net operating losses for state and local
 tax purposes                                         127,000          122,000
Other                                                     -             55,000
     Deferred tax asset                               512,000          640,000
Liabilities
Unrealized gain on securities                        (156,000)        (105,000)
Other    (44,000) -
     Deferred tax liability                          (200,000)        (105,000)
                                                      312,000          535,000
Valuation allowance                                  (127,000)         (75,000)
                                                    $ 185,000         $460,000

The valuation allowance increased (decreased) by $52,000, ($333,000) and $29,000, respectively, during the years ended December 31, 1997, 1996 and 1995.

7. Commitments and Contingencies

Operating Leases

The Company leases office space under noncancelable operating leases which expire at various dates through 2003. These leases are subject to escalations for increases in real estate taxes and other expenses.

The aggregate future minimum lease payments required under these leases are as follows:

   Year ending December 31:
     1998                                            $  753,000
     1999                                               762,000
     2000                                               770,000
     2001                                               721,000
     2002                                               688,000
     Thereafter                                         398,000
     Total                                           $4,092,000

Rental expense under operating leases including escalation charges for the years ended December 31, 1997, 1996 and 1995 approximated $726,000, $700,000 and
$676,000, respectively.

Pursuant to one of the Company's leases, rent expense charged to operations differs from rent paid because of the effect of free rent periods and scheduled rent increases. Accordingly, the Company has recorded deferred rent payable of $303,000 and $350,000 at December 31, 1997 and 1996, respectively. Rent expense is calculated by allocating total rental payments, including those attributable to scheduled rent increases, on a straight-line basis, over the lease term.

The Company has been released from a portion of its rent obligation on certain premises which it had been subleasing through 2003 but, in the event of default by the sublessee, it would remain liable for the balance of the rent obligation, which at December 31, 1997 aggregated $531,000.

Executive Employment Agreement

An employment agreement with the chief executive officer expiring in August 2002 provides for an annual salary of approximately $446,000 plus incentive bonuses based on pre-tax income. In addition, the officer is entitled, under certain circumstances, to termination benefits.

8. Retirement Plan

The Company has a defined contribution plan under section 401(k) of the Internal Revenue Code ("IRC") which provides that eligible employees may make contributions, subject to IRC limitations. The Company may choose to make contributions to the Plan in an amount determined by the Company at its discretion. No contributions were made for the years ended December 31, 1997 and 1995. The Company made a contribution to the Plan of $25,000 for the year ended December 31, 1996.

9. Stock Option Plans

During 1996, the stockholders of the Company approved the 1996 Stock Plan (the "Plan") authorizing a committee of the Board of Directors to issue to officers, directors, key employees and consultants stock options (both incentive stock options ("ISOs") which qualify under Section 422A of the Internal Revenue Code of 1986, as amended (the "Code") and nonqualified options), restricted stock and directors options. Up to 400,000 shares are issuable under the Plan.

In May 1990, the stockholders of the Company approved an Incentive Program (the "Program") authorizing the issuance to officers, directors, key employees, and certain consultants of stock options (both incentive stock options ("ISOs") which qualify under the Code and nonqualified options), stock appreciation rights ("SARS") (in tandem with stock options or free-standing), restricted stock and directors' options issuable pursuant to a formula. Up to 575,000 shares are issuable under the Program either as outright grants or upon exercise of options or SARS awarded thereunder.

Directors of the Company who are not employees are eligible to participate solely in the nondiscretionary directors' option portion of the Program. All administrative powers of the Committee with respect to directors' options may be exercised, at the discretion of the Board of Directors, by an Alternate Committee comprised of persons not eligible to receive directors' options, one of whom must be a director. Moreover, in no event, may the number of shares subject to directors' options issuable to any qualified director in any year exceed 25,000.

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

The Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share has been determined as if the company had accounted for its stock options under the fair value method estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of 5.6% in 1997, 5.9% to 6.0% in 1996 and 5.6% to 5.7% in 1995; volatility factors of the expected market price of the Company's common stock of .72, .75 and .71. The weighted-average expected life of the options are 3 years. Dividends are not expected in the future.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                    1997              1996              1995
Pro forma net income (loss)      $1,363,000        $979,000        $ (456,000)
Pro forma basic income (loss)
  per share                            $.43            $.32             $(.16)
Pro forma diluted income (loss)
  per share                            $.40            $.30             $(.16)

Stock option activity is summarized as follows:
                                                                      Weighted-
                                                                      Average
                                                                      Exercise
                                                       Shares         Price
Balance at January 1, 1995                            424,000         $  .83
Granted                                                99,350         $ 1.54
Exercised                                              (5,033)        $  .51
Balance at December 31, 1995 (299,211
  exercisable at option prices $.375 to $2.20)        518,317         $  .97
Granted                                               304,500         $ 2.14
Exercised                                            (273,060)        $  .43
Cancelled                                              (5,107)        $  .43
Balance at December 31, 1996 (137,759
  exercisable at option prices $.4375 to $2.20)       544,650         $ 1.90
Granted                                               113,500           5.34
Exercised                                             (38,016)        $  .58
Cancelled                                              (2,124)        $  .85
Balance at December 31, 1997 (272,938 exercisable
  at option prices $.4375 to $5.775)                  618,010         $ 2.62

The weighted average fair value of options granted during 1997, 1996 and 1995 is $2.03, $1.07 and $.74, respectively. The exercise prices for options outstanding as of December 31, 1997 ranged from $.4375 to $5.775. The weighted average remaining contractual life of those options is 6.9 years.

At December 31, 1997, 32,850 options are available for grant.

10. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 1997, 1996 and 1995.

                                         1997            1996            1995
Numerator:
Net income                          $  1,444,000     $ 1,138,000     $ (432,000)
Denominator:
Denominator for basic earnings
  per share-weighted-average shares    3,191,825       3,065,719      2,917,662
Effect of dilutive securities:
Stock options                            296,355         257,960            -
Denominator for diluted earnings
 per share-adjusted weighted-average
   shares and assumed conversions      3,488,180        3,323,679     2,917,662
Basic earnings (loss) per share             $.45             $.37         $(.15)
Diluted earnings (loss) per share           $.41             $.34         $(.15)

                                             Column C     Column D
 Column A                     Column B       Additions    Deductions    Column E
                              Balance at     Charged to               Balance at
                              the beginning  costs and                  end of
                              of the period  expenses     Deductions    period

Year ended December 31, 1997:

  Reserves and allowances
  deducted from asset accounts:
  Allowance for doubtful
  accounts                      $109,000      $41,000    $50,000(1)     $100,000
Year ended December 31, 1996:
  Reserves and allowances
  deducted from asset accounts:
    Allowance for doubtful
    accounts                     $82,000     $125,000    $98,000(1)     $109,000
Year ended December 31, 1995:

  Reserves and allowances
  deducted from asset accounts:
    Allowance for doubtful
    accounts                    $133,000      $70,000   $121,000         $82,000


(1) Uncollectible accounts written off, net of recoveries.

Exhibit 10.13

THE BANK OF NEW YORK
New York's First Bank-Founded 1784 by Alexander Hamilton




                                                     October 31, 1997




Winston Resources, Inc.
535 Fifth Avenue
New York, New York 10017

         Attention:  Sy Kaye
                     Chief Executive Officer


Gentlemen/Ladies:

         The Bank of New York (the "Bank") is pleased to confirm that it has extended the availability of the $6,000,00 secured line of credit that the Bank holds available to Winston Resources, Inc.

         Notwithstanding the foregoing, the aggregate outstanding principal amount of all advances under this line of credit shall not exceed the lesser of $6,000,00 or an amount equal to the sum of the following:

                  1. 80% of each account receivable of the Company (including the Company's Winston Advertising Agency division) or any of Winston Personnel of Boca Raton, Inc., WIN-PAY, Inc., Winston Personnel Inc. of new Jersey, Winston Professional Staffing, Inc., Winston Staffing Services, Inc., Winston Cosmopolitan, Inc., Winston Franchise Corp. and Roth Young Personnel Services, Inc. (collectively, the "Subsidiaries")
         (i) which was generated in connection with the placement of temporary employees or in connection with advertising, (ii) in respect of which the Bank has a perfected first priority security interest and (iii) in respect of which no amount is unpaid for more than 90 days (or in the case of an account receivable, the relevant account debtor on which is a hospital, 120 days) past the date of the related invoices; plus

     2. 50% of each account receivable of the Company or any of the Subsidiaries
(i) which was generated in connection with the placement of permanent employees, A(ii) in respect of which the Bank has a perfected first priority security interest and (iii) in respect of which no amount is unpaid for more than 90 days past the date of the related invoice; provided, however, that upon the Bank's completion of an audit of the collateral for this line of credit, and if the Bank is satisfied with the results of this audit, the percentages in paragraphs 1 and 2 above would be changed to 85% and 60%, respectively.

         Advances under this line of credit shall be evidenced by, shall be payable as provided in, and shall bear interest at the rate specified in, the Promissory Note dated November 26, 1996 made by the Company to the order of the Bank in the principal amount of $6,000,000.

         All obligations of the Company to the Bank with respect to this line of credit shall be jointly and severally guaranteed by the Subsidiaries pursuant to the Guaranty Agreement dated November 26, 1996 between the Subsidiaries and the Bank. All obligations of the Company and the Subsidiaries to the Bank with respect to this line of credit shall be secured pursuant to the Security Agreement dated november 26, 1996 among the Company, the Subsidiaries and the Bank which grants the Bank a first and prior security interest in all accounts receivable of the Company and the Subsidiaries.

         For so long as this line of credit is held available or the Company has any obligations outstanding under this line of credit, there shall be delivered to the Bank the following, each in form and content satisfactory to the Bank:

         a. Within 5 business days after the filing thereof, copies of all documents, including financial statements, filed by the Company or any of the Subsidiaries with the Securities and Exchange Commission;

         b. Within 15 days after the end of each month, a borrowing base certificate and an aging schedule of the accounts receivable of the Company and the Subsidiaries, in each case as of the end of such month; and

         c. Such other information as the Bank may reasonable request from time to time.

         As you know lines of credit are cancellable at any time by either party and, in addition, any advance under this line of credit is subject to the Bank's satisfaction, at the time of such advance, with the condition (financial and otherwise), business, prospects, properties, assets, ownership, management and operations of each of the Company and each of the Subsidiaries and with the collateral for this line of credit. Unless cancelled earlier as provided in the first sentence of this paragraph, this line of credit shall be held available until October 30, 1998.
                                             Very truly yours,

                                             THE BANK OF NEW YORK

                                             By:  /s/ Sanjay S. Shirali
                                                  Sanjay S. Shirali
                                                  Vice President

EXHIBIT 23.1

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement on Form S-8 (File No. 333-34393) pertaining to the 1996 Stock Plan of Winston Resources, Inc. of our report dated February 27, 1998, with respect to the consolidated financial statements and schedule of Winston Resources, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 1997 filed with the Securities and Exchange Commission.


ERNST & YOUNG LLP

New York, New York
March 25, 1998

EXHIBIT 23.2


CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement on Form S-8 (File No. 333-34393) of Winston Resources, Inc. (the "Company") to be filed on or about March 25, 1998 with respect to shares of Common Stock of the Company issuable pursuant to its 1996 Stock Plan, of our report dated March 11, 1996 on the financial statements for the year ended December 31, 1995 (which report indicates that we did not audit the presentation of pro forma net loss, pro forma net loss per share and information relating to the fair value of stock options as presented in Note 9 to the financial statements) included in the Annual Report on Form 10-K of the Company for the year ended December 31, 1997.



Richard A. Eisner & Company, LLP


New York, New York
March 25, 1998