Form 10-Q
period 1998-03-31
WINSTON RESOURCES INC
filed 1998-05-13
CIK 815274

U.S. SECURITIES AND EXCHANGE COMMISSION
                                               Washington D.C. 20549

                                                     FORM 10-Q

(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) Of The Securities Exchange Act of 1934: For the quarterly period ended March 31, 1998.

[ ] Transaction report under Section 13 or 15(d) of the Exchange Act for the transition period from _________ to __________

Commission File Number 1-9629

                     WINSTON RESOURCES, INC.
                        (Exact name of registrant as specified in its charter)


Delaware                                                    13-3134278
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                           Identification No.)

535 Fifth Avenue, New York, New York 10017-3662
(Address of Principal Executive Offices)

                                                  (212) 557-5000
                                            (Issuer's telephone number)

                                                  NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

Indicate  by check  mark  whether  the  registrant:  (1) has filed  all  reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes x  No   .

                                       APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,220,620 shares of Common Stock, par value $.01 per share, outstanding on May 8, 1998.

                                     WINSTON RESOURCES, INC. AND SUBSIDIARIES


                                                       Index

                                                                                           Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

  The following financial statements of the Registrant are included:

  Condensed Consolidated Balance Sheets - March 31, 1998
  (Unaudited) and December 31, 1997                                                          3-4

  Condensed Consolidated Statements of Income (unaudited)
  - Three Months Ended March 31, 1998 and 1997                                                 5

  Condensed Consolidated Statements of Cash Flow
  (unaudited) - Three Months Ended March 31, 1998 and 1997                                   6-7

  Notes to Condensed Consolidated Financial Statements
  (unaudited)                                                                                  8

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations                                             9-10

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                                      11

Item 2. Changes in Securities                                                                  11

Item 3. Defaults Upon Senior Securities                                                        11

Item 4. Submission of Matters to a Vote of Security-Holders                                    11

Item 5. Other Information                                                                      11

Item 6. Exhibits and Reports on Form 8-K                                                       11

                                                         2

                                     WINSTON RESOURCES, INC. AND SUBSIDIARIES



                                          PART I - FINANCIAL INFORMATION

                                       Condensed Consolidated Balance Sheets
                                                    (Unaudited)



Item 1.           FINANCIAL STATEMENTS


Assets                                                                  March 31, 1998                    December 31, 1997
                                                                        --------------                    -----------------


         Current Assets:

          Cash and Cash Equivalents                                         $   971,000                           $  445,000

          Accounts receivable, trade,                                         8,147,000                            7,341,000
           net

          Prepaid expenses and other                                            174,000                              227,000
           current assets

          Securities held available                                             502,000                              392,000
                                                                              ----------                           ----------
           for sale

          Total current assets                                                 9,794,000                            8,405,000



         Fixed Assets, net                                                       565,000                              540,000



         Other Assets:

          Security deposits and                                                  524,000                              506,000
                                                                               ----------                           ----------
           other assets



         Total Assets                                                         $10,883,000                           $9,451,000
                                                                              ===========                           ==========







                                     Condensed Consolidated Balance Sheets
                                              Continued On Next Page.

                                       SEE NOTES TO CONDENSED CONSOLIDATED
                                              FINANCIAL STATEMENTS

                           WINSTON RESOURCES, INC. AND SUBSIDIARIES


                                        Condensed Consolidated Balance Sheets
                                                     (Unaudited)

                                                                    March 31, 1998                      December 31, 1997
                                                                    --------------                      -----------------

         Current liabilities:

          Accounts payable and accrued                               $   4,363,000                           $  3,668,000
           expenses

          Capital lease obligations                                         17,000                                 16,000

          Income taxes payable                                             306,000                                25,000
                                                                       -------------                          ------------


             Total current liabilities                                   4,686,000                              3,709,000

          Deferred rent                                                    291,000                                303,000

          Long-term portion of capital
           lease obligations                                                31,000                                 35,000
                                                                        -------------                           ------------


              Total liabilities                                           5,008,000                              4,047,000
                                                                         =============                           ============



         Stockholders' equity:

          Preferred stock - $100 par
            value; authorized 2,000,000
            shares, no shares issued

          Common stock - $.01 par
            value; authorized
            10,000,000 shares, issued
            and outstanding - 3,220,620                                      32,000                                 32,000
            shares at March 31, 1998
            and 3,180,104 shares at
            December 31, 1997

          Additional paid-in capital                                      4,441,000                              4,435,000

          Retained Earnings                                               1,138,000                                783,000

          Unrealized gain on securities
           held available-for-sale, net                                     264,000                                154,000
                                                                         -------------                           ------------

            Total stockholders' equity                                    5,875,000                              5,404,000
                                                                         -------------                           ------------

            Total liabilities and
            stockholders' equity                                      $  10,883,000                           $  9,451,000
                                                                         =============                           ============




                                       SEE NOTES TO CONDENSED CONSOLIDATED
                                               FINANCIAL STATEMENTS.

                               WINSTON RESOURCES, INC. AND SUBSIDIARIES



                             Condensed Consolidated Statements of Income
                                                    (Unaudited)



                                                                             Three Months Ended
                                                                                  March 31

                                                                                    1998                        1997
                                                                                    ----                        ----

Revenue:

  Placement fees and related income                                            $ 14,409,000                   $10,782,000
                                                                                ------------                   -----------

Operating expenses:

  Compensation and other benefits                                                11,393,000                     7,998,000

  Selling, general and administrative                                             2,372,000                     2,373,000
                                                                                ------------                   -----------

                                                                                 13,765,000                    10,371,000

Income from operations                                                              644,000                       411,000

Interest (income) expense                                                           (14,000)                        1,000
                                                                                ------------                   -----------

Income before provision for income
taxes                                                                               658,000                       410,000

Provision for income taxes                                                          303,000                       184,000
                                                                                ------------                   -----------

Net Income                                                                     $    355,000                   $   226,000
                                                                                ============                   ===========


Basic earnings per share                                                       $       0.11                   $      0.07
                                                                                ============                   ===========

Diluted earnings per share                                                     $       0.10                   $      0.07
                                                                                ============                   ===========






                                      SEE NOTES TO CONDENSED CONSOLIDATED
                                            FINANCIAL STATEMENTS

                      WINSTON RESOURCES, INC. AND SUBSIDIARIES


                   Condensed Consolidated Statements of Cash Flows
                                     (Unaudited)



                                                                                                 Three Months Ended
                                                                                                      March 31
                                                                                       1998                           1997

Cash Flows from operating activities:

Net income                                                                         $355,000                       $226,000

Adjustments to reconcile net income
to net cash provided by (used
in) operating activities

   Depreciation and amortization                                                     44,000                        28,000

   Provision for doubtful receivables                                                      -                      (14,000)

   Deferred rent                                                                    (12,000)                      (12,000)

   Changes in assets and liabilities:

     (Increase) in accounts receivable                                             (805,000)                     (534,000)

     Decrease (Increase) in prepaid
       expenses and other current assets                                             53,000                        (8,000)

     (Increase) in security
       deposits and other assets                                                    (18,000)                      (25,000)

     Increase (decrease) in liabilities                                              976,000                      (307,000)
                                                                                    ---------                    ----------


Net cash provided by (used in) operat-
   ing activities                                                                    593,000                      (646,000)
                                                                                    ---------                    ----------

Cash flows (used in) investing activities:

   Purchases of fixed assets                                                         (70,000)                      (90,000)
                                                                                     ---------                     ---------

                  Condensed Consolidated Statement of Cash Flows
                              Continued On Next Page.

                      SEE NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS

                                 WINSTON RESOURCES, INC. AND SUBSIDIARIES


                                Condensed Consolidated Statements of Cash Flows
                                                    (Unaudited)


                                                                                Three Months Ended
                                                                                    March 31

                                                                                    1998                                 1997
                                                                                    ----                                 ----

Cash flows provided by (used in) financing activities:

 Proceeds from exercise of
   options                                                                         6,000                                1,000

 Repayment of capital leases                                                      (3,000)                             (15,000)
                                                                                -----------                            ---------

Net cash provided by (used in)
  financing activities                                                             3,000                              (14,000)
                                                                                ----------                           ----------

Net increase (decrease) in
 cash                                                                            526,000                            (750,000)

Cash at beginning of period                                                      445,000                            1,068,000
                                                                                -----------                           ---------

Cash at end of period                                                         $  971,000                            $ 318,000
                                                                                ===========                           =========

Supplemental cash flows
 information:

   Cash paid during the period for:

    Interest                                                                  $    1,000                            $   7,000
                                                                                -----------                           ---------

    Income taxes                                                                  22,000                               521,000
                                                                                -----------








                      SEE NOTES TO CONDENSED CONSOLIDATED
                                FINANCIAL STATEMENTS.

                       WINSTON RESOURCES, INC. AND SUBSIDIARIES


                     Notes To Condensed Consolidated Financial Statements


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary to present fairly the financial position of the Company as of March 31, 1998, the results of its operations for the three months ended March 31, 1998 and 1997 and changes in its cash flows for the three months ended March 31, 1998 and 1997. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three months ended March 31, 1998 are not necessarily indicative of operating results that may be expected for the year ending December 31, 1998. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2. In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

      The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 1998 and 1997.


                                                                               1998                  1997
                                                                             ----------------------------------------------
  Numerator:
         Net income                                                                        $355,000              $226,000
                                                                             ----------------------------------------------
  Denominator
                  Denominator for basic earnings per
         share- weighted-average shares                                                   3,217,965             3,177,638
         Effect of dilutive securities:
           Stock options                                                                    326,431               258,994
                                                                             ----------------------------------------------
         Denominator for diluted earnings per
         share-adjusted weighted-average
         shares and assumed conversions                                                   3,544,396             3,436,632
                                                                             ----------------------------------------------
  Basic earnings per share                                                                     $.11                  $.07
                                                                             ==============================================
  Diluted earnings per share                                                                   $.10                  $.07
                                                                             ==============================================


                                                         8

                                     WINSTON RESOURCES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months ended March 31, 1998 compared to the Three Months ended March 31, 1997.

Revenues

Revenues increased by approximately $3,627,000 or 34%. The increase in the quarter ended March 31 1998 is primarily due to the increase in temporary staffing and placement fees revenues of 48% and 10%, respectively as compared to the corresponding period in 1997.

Operating Expenses

Operating expenses increased approximately 33% in the quarter ended March 31, 1998 as compared to the corresponding period in 1997. Compensation and other benefits increased approximately 42% mainly due to increased compensation and compensation related costs associated with the increase in revenues. Selling, general and administrative expenses remained level as compared to the corresponding period in 1997.

Net interest expense decreased during 1998 due mainly to a lack of borrowings under the Company's credit facility when compared to 1997.

Operating Results

Net income for the three month period ended March 31, 1998 was approximately $355,000 or $.11 per common share and $.10 diluted earnings per common share as compared to net income of approximately $226,000 or $.07 basic earnings per common share and $.07 diluted earnings per common share in the quarter ended March 31, 1997. The results reflect increased revenues partially being offset by the increase in operating expenses.

Liquidity and Capital Resources

Working capital at March 31, 1998 was approximately $5,108,000 as compared to $4,696,000 at December 31, 1997. Cash provided in operating activities during the three months ended March 31, 1998 was $593,000 primarily a result of an increase in accounts receivable which was partially offset by an increase in liabilities  and a cash  payment  of income  taxes.  The  increase  in  accounts receivable was due to increased revenues. The Company has no material commitments for capital expenditures during 1998. Cash used in investing activities, purchase of fixed assets and financing activities, primarily repayment of capital lease obligations amounted to $70,000 and $3,000, respectively. Management believes that the Company's $6,000,000 credit facility, working capital and internally generated funds are sufficient to support current operations and any currently foreseeable increase in activity.

Inflation

To date, the impact of inflation and changing prices on the Company's business has been minimal. The Company charges its customers percentages of the salaries and wages of permanent and temporary employees, which causes its fee income to increase proportionately as salaries and wages increase.

Company Outlook

The current fiscal year is off to a strong start and, based on all present indicationns, 1998 should be another strong year for the Company, with growth in line with 1997's results. The foregoing statement, as well any other forward-looking statements and information contained in this report, is based on management's beliefs and assumptions, as well as information currently available to management. Such beliefs and assumptions are based on, among other things, the Company's operating and financial performance over recent years and its expectations about its business for the current fiscal year. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including, but not limited to, the possibility that (a) prevailing economic conditions may significantly deteriorate, thereby reducing the demand for the Company's services, (b) the Company might experience a significant deterioration in its collection of accounts receivable and (c) regulatory or legal changes might affect an employer's decision to utilize the Company's services, although none of these risks is anticipated at the present time. Should one or more of these or any other risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected.

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

                                            WINSTON RESOURCES, INC.

                                            By:   /s/ Seymour Kugler
                                               Seymour Kugler
                                               Chairman of the Board
                                               and President


                                            By:   /s/ Jesse Ulezalka
                                               Jesse Ulezalka
                                               Chief Financial Officer


Dated:  May 12, 1998