Form 10-Q
period 1998-06-30
WINSTON RESOURCES INC
filed 1998-08-11
CIK 815274

U.S. SECURITIES AND EXCHANGE COMMISSION
                                               Washington D.C. 20549

                                                     FORM 10-Q

(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) Of The Securities Exchange Act of 1934: For the quarterly period ended June 30, 1998.

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

                                       APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,220,620 shares of Common Stock, par value $.01 per share, outstanding on August 7, 1998.

                                     WINSTON RESOURCES, INC. AND SUBSIDIARIES


                                                       Index

                                                                                           Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

  The following financial statements of the Registrant are included:

  Condensed Consolidated Balance Sheets - June 30, 1998
  (Unaudited) and December 31, 1997                                                          3-4

  Condensed Consolidated Statements of Income (unaudited)
  - Three and Six Months Ended June 30, 1998 and 1997                                        5-6

  Condensed Consolidated Statements of Cash Flow
  (unaudited) - Six Months Ended June 30, 1998 and 1997                                      7-8

  Notes to Condensed Consolidated Financial Statements
  (unaudited)                                                                               9-10

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations                                           11-13

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                                      14

Item 2. Changes in Securities                                                                  14

Item 3. Defaults Upon Senior Securities                                                        14

Item 4. Submission of Matters to a Vote of Security-Holders                                    14

Item 5. Other Information                                                                      15

Item 6. Exhibits and Reports on Form 8-K                                                       15

                                                         2

                                     WINSTON RESOURCES, INC. AND SUBSIDIARIES



                                          PART I - FINANCIAL INFORMATION

                                       Condensed Consolidated Balance Sheets
                                                    (Unaudited)



Item 1.           FINANCIAL STATEMENTS


Assets                                                                   June 30, 1998                    December 31, 1997
                                                                        --------------                    -----------------


         Current Assets:

          Cash and Cash Equivalents                                         $ 1,643,000                           $  445,000

          Accounts receivable, trade,                                         8,381,000                            7,341,000
           net

          Prepaid expenses and other                                            292,000                              227,000
           current assets

          Securities held available                                             511,000                              392,000
                                                                              ----------                           ----------
           for sale

          Total current assets                                               10,827,000                            8,405,000



         Property and equipment, net                                            678,000                              540,000



         Other Assets:

          Security deposits and                                                 488,000                              506,000
                                                                              ----------                           ----------
           other assets



         Total Assets                                                       $11,993,000                           $9,451,000
                                                                            ===========                           ==========







                                     Condensed Consolidated Balance Sheets
                                              Continued On Next Page.

                                       SEE NOTES TO CONDENSED CONSOLIDATED
                                              FINANCIAL STATEMENTS

                           WINSTON RESOURCES, INC. AND SUBSIDIARIES


                                        Condensed Consolidated Balance Sheets
                                                     (Unaudited)

                                                                     June 30, 1998                      December 31, 1997
                                                                    --------------                      -----------------

         Current liabilities:

          Accounts payable and accrued                               $   5,218,000                           $  3,668,000
           expenses

          Capital lease obligations                                         17,000                                 16,000

          Income taxes payable                                             179,000                                 25,000
                                                                       -------------                          ------------


             Total current liabilities                                   5,414,000                              3,709,000

          Deferred rent                                                    279,000                                303,000

          Long-term portion of capital
           lease obligations                                                26,000                                 35,000
                                                                       -------------                         ------------


              Total liabilities                                          5,719,000                              4,047,000
                                                                       =============                          ============



         Stockholders' equity:

          Preferred stock - $100 par
            value; authorized 2,000,000
            shares, no shares issued

          Common stock - $.01 par
            value; authorized
            10,000,000 shares, issued
            and outstanding - 3,220,620                                      32,000                                 32,000
            shares at  June 30, 1998
            and 3,215,120 shares at
            December 31, 1997

          Additional paid-in capital                                      4,441,000                              4,435,000

          Retained Earnings                                               1,583,000                                783,000

          Unrealized gain on securities
            available-for-sale, net                                         218,000                                154,000
                                                                         -------------                           ------------

            Total stockholders' equity                                    6,274,000                              5,404,000
                                                                         -------------                           ------------

            Total liabilities and
            stockholders' equity                                      $  11,993,000                           $  9,451,000
                                                                         =============                           ============




                                       SEE NOTES TO CONDENSED CONSOLIDATED
                                               FINANCIAL STATEMENTS.

                               WINSTON RESOURCES, INC. AND SUBSIDIARIES



                             Condensed Consolidated Statements of Income
                                                    (Unaudited)



                                                                             Three Months Ended
                                                                                   June 30

                                                                                    1998                        1997
                                                                                    ----                        ----

Revenue:

  Placement fees and related income                                            $ 15,098,000                   $11,837,000
                                                                                ------------                   -----------

Operating expenses:

  Compensation and other benefits                                                11,804,000                     8,824,000

  Selling, general and administrative                                             2,486,000                     2,396,000
                                                                                ------------                   -----------

                                                                                 14,290,000                    11,220,000

Income from operations                                                              808,000                       617,000

Interest income, net                                                                 16,000                         8,000
                                                                                ------------                   -----------

Income before provision for income
taxes                                                                               824,000                       625,000

Provision for income taxes                                                          379,000                       282,000
                                                                                ------------                   -----------

Net Income                                                                     $    445,000                   $   343,000
                                                                                ============                   ===========


Basic earnings per share                                                       $       0.14                   $      0.11
                                                                                ============                   ===========

Diluted earnings per share                                                     $       0.13                   $      0.10
                                                                                ============                   ===========






                                      SEE NOTES TO CONDENSED CONSOLIDATED
                                            FINANCIAL STATEMENTS

                               WINSTON RESOURCES, INC. AND SUBSIDIARIES



                             Condensed Consolidated Statements of Income
                                                    (Unaudited)



                                                                               Six Months Ended
                                                                                   June 30

                                                                                    1998                        1997
                                                                                    ----                        ----

Revenue:

  Placement fees and related income                                            $ 29,506,000                   $22,619,000
                                                                                ------------                   -----------

Operating expenses:

  Compensation and other benefits                                                23,197,000                    16,822,000

  Selling, general and administrative                                             4,857,000                     4,769,000
                                                                                ------------                   -----------

                                                                                 28,054,000                    21,591,000

Income from operations                                                            1,452,000                     1,028,000

Interest income, net                                                                 30,000                         7,000
                                                                                ------------                   -----------

Income before provision for income
taxes                                                                             1,482,000                     1,035,000

Provision for income taxes                                                          682,000                       466,000
                                                                                ------------                   -----------

Net Income                                                                     $    800,000                   $   569,000
                                                                                ============                   ===========


Basic earnings per share                                                       $       0.25                   $      0.18
                                                                                ============                   ===========

Diluted earnings per share                                                     $       0.23                   $      0.17
                                                                                ============                   ===========






                                      SEE NOTES TO CONDENSED CONSOLIDATED
                                            FINANCIAL STATEMENTS

                      WINSTON RESOURCES, INC. AND SUBSIDIARIES


                   Condensed Consolidated Statements of Cash Flows
                                     (Unaudited)



                                                                                                   Six Months Ended
                                                                                                       June 30
                                                                                       1998                           1997

Cash Flows from operating activities:

Net income                                                                         $800,000                       $569,000

Adjustments to reconcile net income
to net cash provided by (used
in) operating activities

   Depreciation and amortization                                                     93,000                        68,000

   Provision for doubtful receivables                                                      -                      (14,000)

   Deferred rent                                                                    (24,000)                      (24,000)

   Changes in assets and liabilities:

     (Increase) in accounts receivable                                           (1,040,000)                     (989,000)

     Decrease (Increase) in prepaid
       expenses and other current assets                                            (65,000)                      (57,000)

     (Increase) in security
       deposits and other assets                                                    (37,000)                      (58,000)

     Increase in accounts payable and                                             1,704,000                        52,000
       accrued expenses and income taxes                                          ---------                    ----------
       payable

Net cash provided by (used in) operat-
   ing activities                                                                 1,431,000                      (453,000)
                                                                                  ---------                    ----------

Cash flows (used in) investing activities:

   Purchases of fixed assets                                                       (231,000)                     (149,000)
                                                                                   ---------                    ---------

                  Condensed Consolidated Statement of Cash Flows
                              Continued On Next Page.

                      SEE NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS

                                 WINSTON RESOURCES, INC. AND SUBSIDIARIES


                                Condensed Consolidated Statements of Cash Flows
                                                    (Unaudited)


                                                                                  Six Months Ended
                                                                                     June 30

                                                                                    1998                                 1997
                                                                                    ----                                 ----

Cash flows provided by (used in) financing activities:

 Proceeds from exercise of
   options                                                                         6,000                                5,000

 Repayment of capital leases                                                      (8,000)                             (34,000)
                                                                               -----------                          ---------

Net cash (used in)
  financing activities                                                            (2,000)                             (29,000)
                                                                               ----------                          ----------

Net increase (decrease) in
 cash                                                                          1,198,000                             (631,000)

Cash at beginning of period                                                      445,000                            1,068,000
                                                                               -----------                         ----------

Cash at end of period                                                         $1,643,000                            $ 437,000
                                                                               ===========                          =========

Supplemental cash flows
 information:

   Cash paid during the period for:

    Interest                                                                  $    3,000                            $  12,000
                                                                                -----------                           ---------

    Income taxes                                                                 528,000                               667,000
                                                                                -----------                           ---------








                      SEE NOTES TO CONDENSED CONSOLIDATED
                                FINANCIAL STATEMENTS.

                       WINSTON RESOURCES, INC. AND SUBSIDIARIES


                     Notes To Condensed Consolidated Financial Statements


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary to present fairly the financial position of the Company as of June 30, 1998, the results of its operations for the three months and six months ended June 30, 1998 and 1997 and changes in its cash flows for the six months ended June 30, 1998 and 1997. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six months ended June 30, 1998 are not necessarily indicative of operating results that may be expected for the year ending December 31, 1998. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


2.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 1998 and 1997.


                          THREE MONTHS

                                                                               1998                  1997
                                                                             ----------------------------------------------
  Numerator:
         Net income                                                                        $445,000              $343,000
                                                                             ----------------------------------------------
  Denominator
                  Denominator for basic earnings per
         share- weighted-average shares                                                   3,220,620             3,182,132
         Effect of dilutive securities:
           Stock options                                                                    336,067               258,058
                                                                             ----------------------------------------------
         Denominator for diluted earnings per
         share-adjusted weighted-average
         shares and assumed conversions                                                   3,556,687             3,440,190
                                                                             ----------------------------------------------
  Basic earnings per share                                                                     $.14                  $.11
                                                                             ==============================================
  Diluted earnings per share                                                                   $.13                  $.10
                                                                             ==============================================


                                                         9



                                                 SIX MONTHS
                                                                                       1998                  1997
                                                                             ----------------------------------------------
   Numerator:
         Net income                                                                        $800,000              $569,000
                                                                             ----------------------------------------------
   Denominator
         Denominator for basic earnings per
         share-weighted-average shares                                                    3,219,301             3,179,897
         Effect of dilutive securities:
           Stock options                                                                    328,855               255,520
                                                                             ----------------------------------------------
         Denominator for diluted earnings per
         share-adjusted weighted-average
         shares and assumed conversions                                                   3,548,156             3,435,417
                                                                             ----------------------------------------------
   Basic earnings per share                                                                    $.25                  $.18
                                                                             ==============================================
   Diluted earnings per share                                                                  $.23                  $.17
                                                                             ==============================================


3.  Comprehensive  Income

     As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or stockholders' equity. Statement 130 requires unrealized gains on securities-available- for-sale, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. During the six months ended June 30, 1998 and 1997, total comprehensive income amounted to $864,000, and $595,000, respectively. During the three months ended June 30, 1998 and 1997, total comprehensive income amounted to $504,000, and $350,000, respectively.

                                     WINSTON RESOURCES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months ended June 30, 1998 compared to the Three Months ended June 30, 1997.

Revenues

Revenues increased by approximately $ 3,261,000 or 28%. The increase in the quarter ended June 30 1998 is primarily due to the increase in temporary staffing and placement fees revenues of 36% and 3%, respectively as compared to the corresponding period in 1997.

Operating Expenses

Operating expenses increased approximately 27% in the quarter ended June 30, 1998 as compared to the corresponding period in 1997. Compensation and other benefits increased approximately 33% mainly due to increased compensation and compensation related costs associated with the increase in revenues. Selling, general and administrative expenses increased slightly as compared to the corresponding period in 1997.

Interest income net of interest expense increased in 1998 due mainly to reduced borrowings under the Company's credit facility when compared to 1997.

Operating Results

Net income for the three month period ended June 30, 1998 was approximately $445,000 or $.14 basic earnings per common share and $.13 diluted earnings per common share as compared to net income of approximately $226,000 or $.11 basic earnings per common share and $.10 diluted earnings per common share in the quarter ended June 30, 1997. The results reflect increased revenues partially being offset by the increase in operating expenses.

                                     WINSTON RESOURCES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Six Months ended June 30, 1998 compared to the Three Months ended June 30, 1997.

Revenues

Revenues increased by approximately $ 6,887,000 or 30%. The increase in the six months ended June 30 1998 is primarily due to the increase in temporary staffing and placement fees revenues of 42% and 9%, respectively as compared to the corresponding period in 1997.

Operating Expenses

Operating expenses increased approximately 30% in the six months ended June 30, 1998 as compared to the corresponding period in 1997. Compensation and other benefits increased approximately 38% mainly due to increased compensation and compensation related costs associated with the increase in revenues. Selling, general and administrative expenses increased slightly as compared to the corresponding period in 1997.

Interest income net of interest expense increased in 1998 due mainly to reduced borrowings under the Company's credit facility when compared to 1997.

Operating Results

Net income for the six month period ended June 30, 1998 was approximately $800,000 or $.25 basic earnings per common share and $.23 diluted earnings per common share as compared to net income of approximately $569,000 or $.18 basic earnings per common share and $.17 diluted earnings per common share in the quarter ended June 30, 1997. The results reflect increased revenues partially being offset by the increase in operating expenses.

Liquidity and Capital Resources

Working capital at June 30, 1998 was approximately $5,413,000 as compared to $4,696,000 at December 31, 1997. Current assets continued to increase primarily due to increases in accounts receivable resulting from increased revenue. Current liabilities also increased due to an increase in liabilities associated with increased revenue and the timing of the payment of other liabilities. Cash provided by operating activities during the six months ended June 30, 1998 was $1,431,000. Cash used in investing activities (purchase of fixed assets) and financing activities (primarily repayment of capital lease obligations) amounted to $231,000 and $8,000, respectively. The Company has no material commitments for capital expenditures during 1998. Management believes that the Company's $6,000,000 credit facility, working capital and internally generated funds are sufficient to support current operations and any currently foreseeable increase in activity.

Inflation

To date, the impact of inflation and changing prices on the Company's business has been minimal. The Company charges its customers percentages of the salaries and wages of permanent and temporary employees, which causes its fee income to increase proportionately as salaries and wages increase.

Company Outlook

The current fiscal year is off to a strong start and, based on all present indications, 1998 should be another strong year for the Company, with growth in line with 1997's results. The foregoing statement, as well any other forward-looking statements and information contained in this report, is based on management's beliefs and assumptions, as well as information currently available to management. Such beliefs and assumptions are based on, among other things, the Company's operating and financial performance over recent years and its expectations about its business for the current fiscal year. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including, but not limited to, the possibility that (a) prevailing economic conditions may significantly deteriorate, thereby reducing the demand for the Company's services, (b) the Company might experience a significant deterioration in its collection of accounts receivable and (c) regulatory or legal changes might affect an employer's decision to utilize the Company's services, although none of these risks is anticipated at the present time. Should one or more of these or any other risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected.

                                     WINSTON RESOURCES, INC. AND SUBSIDIARIES



                                            PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

             None

Item 2.  Changes in Securities

             None

Item 3.  Defaults Upon Senior Securities

             None

Item 4.  Submission of Matters to a Vote of Security-Holders

     The Company's Annual Meeting of Stockholders was held on May 20, 1998 (the "Meeting"). At the Meeting, the Company's stockholders voted upon and approved the election of five directors, approved the amendment to the Company's 1996 Stock Plan and the ratification of Ernst & Young, LLP as the independent auditors of the Company for the fiscal year ending December 31, 1998.

     The holders of the Company's Common Stock voted on all matters submitted for a vote at the Meeting. The number of notes cast for, against or withheld, as well as the number of abstentions, as to each such matter is set forth below:

Election of Directors
                                            For                        Withheld
Norton Sperling                             3,012,881                  15,300
Todd Kugler                                 3,012,881                  15,300
Martin Wolfson                              3,012,881                  15,300
Martin A. Fischer                           3,012,881                  15,300
Martin J. Simon                             3,012,881                  15,300

                                   For           Against              Abstain
Approval of Amendment to the
Company's 1996 Stock Plan        2,179,482       351,176                2,700

Ratification of
Appointment of Auditors          3,022,631         3,600                1,950

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

                                                WINSTON RESOURCES, INC.

                                                By:   /s/ Seymour Kugler
                                                   --------------------------
                                                   Seymour Kugler
                                                   Chairman of the Board
                                                   and President


                                                By:   /s/ Jesse Ulezalka
                                                   -------------------------
                                                   Jesse Ulezalka
                                                   Chief Financial Officer


Dated:  August 10, 1998