Form 10-Q
period 1998-09-30
WINSTON RESOURCES INC
filed 1998-12-07
CIK 815274

U.S. SECURITIES AND EXCHANGE COMMISSION
                                               Washington D.C. 20549

                                                     FORM 10-Q

(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) Of The Securities Exchange Act of 1934: For the quarterly period ended September 30, 1998.

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

                                       APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,221,287 shares of Common Stock, par value $.01 per share, outstanding on November 6, 1998.

                                     WINSTON RESOURCES, INC. AND SUBSIDIARIES


                                                       Index

                                                                                           Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

  The following financial statements of the Registrant are included:

  Condensed Consolidated Balance Sheets - September 30, 1998
  (Unaudited) and December 31, 1997                                                          3-4

  Condensed Consolidated Statements of Income (unaudited)
  - Three and Nine Months Ended September 30, 1998 and 1997                                  5-6

  Condensed Consolidated Statements of Cash Flow
  (unaudited) - Nine Months Ended September 30, 1998 and 1997                                7-8

  Notes to Condensed Consolidated Financial Statements
  (unaudited)                                                                               9-10

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations                                           11-14

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                                      15

Item 2. Changes in Securities                                                                  15

Item 3. Defaults Upon Senior Securities                                                        15

Item 4. Submission of Matters to a Vote of Security-Holders                                    15

Item 5. Other Information                                                                      15

Item 6. Exhibits and Reports on Form 8-K                                                       15

                                                         2

                                     WINSTON RESOURCES, INC. AND SUBSIDIARIES



                                          PART I - FINANCIAL INFORMATION

                                       Condensed Consolidated Balance Sheets
                                                    (Unaudited)



Item 1.           FINANCIAL STATEMENTS


Assets                                                               September 30, 1998                    December 31, 1997
                                                                        --------------                    -----------------


         Current Assets:

          Cash and Cash Equivalents                                         $ 1,392,000                           $  445,000

          Accounts receivable, trade,                                         8,576,000                            7,341,000
           net

          Prepaid expenses and other                                            248,000                              227,000
           current assets

          Securities held available                                             468,000                              392,000
                                                                              ----------                           ----------
           for sale

          Total current assets                                               10,684,000                            8,405,000



         Property and equipment, net                                            675,000                              540,000



         Other Assets:

          Security deposits and                                                 522,000                              506,000
                                                                              ----------                           ----------
           other assets



         Total Assets                                                       $11,881,000                           $9,451,000
                                                                            ===========                           ==========







                                     Condensed Consolidated Balance Sheets
                                              Continued On Next Page.

                                       SEE NOTES TO CONDENSED CONSOLIDATED
                                              FINANCIAL STATEMENTS

                           WINSTON RESOURCES, INC. AND SUBSIDIARIES


                                        Condensed Consolidated Balance Sheets
                                                     (Unaudited)

                                                                   September 30, 1998                    December 31, 1997
                                                                    --------------                      -----------------

         Current liabilities:

          Accounts payable and accrued                               $   4,863,000                           $  3,693,000
           expenses

          Capital lease obligations                                         18,000                                 16,000

                                                                        -------------                          ------------


             Total current liabilities                                   4,881,000                              3,709,000

          Deferred rent                                                    267,000                                303,000

          Long-term portion of capital
           lease obligations                                                22,000                                 35,000
                                                                       -------------                         ------------


              Total liabilities                                          5,170,000                              4,047,000
                                                                       =============                          ============



         Stockholders' equity:

          Preferred stock - $100 par
            value; authorized 2,000,000
            shares, no shares issued

          Common stock - $.01 par
            value; authorized
            10,000,000 shares, issued
            and outstanding - 3,221,287                                      32,000                                 32,000
            shares at September 30, 1998
            and 3,215,120 shares at
            December 31, 1997

          Additional paid-in capital                                      4,443,000                              4,435,000

          Retained Earnings                                               2,041,000                                783,000

          Unrealized gain on securities
            available-for-sale, net                                         195,000                                154,000
                                                                         -------------                           ------------

            Total stockholders' equity                                    6,711,000                              5,404,000
                                                                         -------------                           ------------

            Total liabilities and
            stockholders' equity                                      $  11,881,000                           $  9,451,000
                                                                         =============                           ============




                                       SEE NOTES TO CONDENSED CONSOLIDATED
                                               FINANCIAL STATEMENTS.

                               WINSTON RESOURCES, INC. AND SUBSIDIARIES



                             Condensed Consolidated Statements of Income
                                                    (Unaudited)



                                                                                               Three Months Ended
                                                                                                   September 30

                                                                                    1998                        1997
                                                                                    ----                        ----

Revenue:

  Placement fees and related income                                            $ 14,823,000                   $13,434,000
                                                                                ------------                   -----------

Operating expenses:

  Compensation and other benefits                                                11,653,000                    10,469,000

  Selling, general and administrative                                             2,339,000                     2,242,000
                                                                                ------------                   -----------

                                                                                 13,992,000                    12,711,000

Income from operations                                                              831,000                       723,000

Interest income, net                                                                 18,000                        19,000
                                                                                ------------                   -----------

Income before provision for income
taxes                                                                               849,000                       742,000

Provision for income taxes                                                          391,000                       334,000
                                                                                ------------                   -----------

Net Income                                                                     $    458,000                   $   408,000
                                                                                ============                   ===========


Basic earnings per share                                                       $       0.14                   $      0.13
                                                                                ============                   ===========

Diluted earnings per share                                                     $       0.13                   $      0.12
                                                                                ============                   ===========






                                      SEE NOTES TO CONDENSED CONSOLIDATED
                                            FINANCIAL STATEMENTS

                               WINSTON RESOURCES, INC. AND SUBSIDIARIES



                             Condensed Consolidated Statements of Income
                                                    (Unaudited)



                                                                                                Nine Months Ended
                                                                                                   September 30

                                                                                    1998                        1997
                                                                                    ----                        ----

Revenue:

  Placement fees and related income                                            $ 44,329,000                   $36,053,000
                                                                                ------------                   -----------

Operating expenses:

  Compensation and other benefits                                                34,850,000                    27,290,000

  Selling, general and administrative                                             7,197,000                     7,011,000
                                                                                ------------                   -----------

                                                                                 42,047,000                    34,301,000

Income from operations                                                            2,282,000                     1,752,000

Interest income, net                                                                 48,000                        25,000
                                                                                ------------                   -----------

Income before provision for income
taxes                                                                             2,330,000                     1,777,000

Provision for income taxes                                                        1,072,000                       800,000
                                                                                ------------                   -----------

Net Income                                                                     $  1,258,000                   $   977,000
                                                                                ============                   ===========


Basic earnings per share                                                       $       0.39                   $      0.31
                                                                                ============                   ===========

Diluted earnings per share                                                     $       0.36                   $      0.28
                                                                                ============                   ===========






                                      SEE NOTES TO CONDENSED CONSOLIDATED
                                            FINANCIAL STATEMENTS

                      WINSTON RESOURCES, INC. AND SUBSIDIARIES


                   Condensed Consolidated Statements of Cash Flows
                                     (Unaudited)



                                                                                                   Nine Months Ended
                                                                                                       September 30
                                                                                       1998                           1997

Cash Flows from operating activities:

Net income                                                                       $1,258,000                      $977,000

Adjustments to reconcile net income
to net cash provided by (used
in) operating activities

   Depreciation and amortization                                                    150,000                       112,000

   Provision for doubtful receivables                                                      -                       (3,000)

   Deferred rent                                                                    (36,000)                      (35,000)

   Changes in assets and liabilities:

     (Increase) in accounts receivable                                           (1,235,000)                   (2,062,000)

     (Increase) Decrease in prepaid
       expenses and other current assets                                            (21,000)                       89,000

     (Increase) in security
       deposits and other assets                                                    (51,000)                      (34,000)

     Increase in accounts payable and                                             1,170,000                       568,000
       accrued expenses and income taxes                                          ---------                    ----------
       payable

Net cash provided by (used in) operat-
   ing activities                                                                 1,235,000                      (388,000)
                                                                                  ---------                    ----------

Cash flows (used in) investing activities:

   Purchases of Property and equipment                                             (285,000)                     (246,000)
                                                                                   ---------                    ---------

                  Condensed Consolidated Statement of Cash Flows
                              Continued On Next Page.

                      SEE NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS

                                 WINSTON RESOURCES, INC. AND SUBSIDIARIES


                                Condensed Consolidated Statements of Cash Flows
                                                    (Unaudited)


                                                                                                   Nine Months Ended
                                                                                                      September 30

                                                                                    1998                                 1997
                                                                                    ----                                 ----

Cash flows provided by (used in) financing activities:

 Proceeds from exercise of
   options                                                                         8,000                               17,000

 Repayment of capital leases                                                     (11,000)                             (50,000)
                                                                               -----------                          ---------

Net cash (used in)
  financing activities                                                            (3,000)                             (33,000)
                                                                               ----------                          ----------

Net increase (decrease) in
 cash                                                                            947,000                             (667,000)

Cash at beginning of period                                                      445,000                            1,068,000
                                                                               -----------                         ----------

Cash at end of period                                                         $1,392,000                            $ 401,000
                                                                               ===========                          =========

Supplemental cash flows
 information:

   Cash paid during the period for:

    Interest                                                                  $    4,000                            $  16,000
                                                                                -----------                           ---------

    Income taxes                                                               1,171,000                               867,000
                                                                                -----------                           ---------








                      SEE NOTES TO CONDENSED CONSOLIDATED
                                FINANCIAL STATEMENTS.

                       WINSTON RESOURCES, INC. AND SUBSIDIARIES


     Notes To Condensed Consolidated Financial Statements


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary to present fairly the financial position of the Company as of September 30, 1998, the results of its operations for the three months and nine months ended September 30, 1998 and 1997 and changes in its cash flows for the nine months ended September 30, 1998 and 1997. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of operating results that may be expected for the year ending December 31, 1998. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.    Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 1998 and 1997.

                                                                    THREE MONTHS

                                                                                            1998                  1997
                                                                             ----------------------------------------------
  Numerator:
         Net income                                                                        $458,000              $408,000
                                                                             ----------------------------------------------
  Denominator
         Denominator for basic earnings per
         share- weighted-average shares                                                   3,220,805             3,193,691
         Effect of dilutive securities:
           Stock options                                                                    306,809               298,571
                                                                             ----------------------------------------------
         Denominator for diluted earnings per
         share-adjusted weighted-average
         shares and assumed conversions                                                   3,527,614             3,492,262
                                                                             ----------------------------------------------
  Basic earnings per share                                                                     $.14                  $.13
                                                                             ==============================================
  Diluted earnings per share                                                                   $.13                  $.12
                                                                             ==============================================


                                                         9



                                                                                                    SIX MONTHS
                                                                                            1998                  1997
                                                                             ----------------------------------------------
   Numerator:
         Net income                                                                      $1,258,000              $977,000
                                                                             ----------------------------------------------
   Denominator
         Denominator for basic earnings per
         share-weighted-average shares                                                    3,219,807             3,184,545
         Effect of dilutive securities:
           Stock options                                                                    321,274               277,780
                                                                             ----------------------------------------------
         Denominator for diluted earnings per
         share-adjusted weighted-average
         shares and assumed conversions                                                   3,541,081             3,462,325
                                                                             ----------------------------------------------
   Basic earnings per share                                                                    $.39                  $.31
                                                                             ==============================================
   Diluted earnings per share                                                                  $.36                  $.28
                                                                             ==============================================




3.    Comprehensive Income

     As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or stockholders' equity. Statement 130 requires unrealized gains on securities-available-for-sale, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. During the nine months ended September 30, 1998 and 1997, total comprehensive income amounted to $1,299,000, and $1,022,000, respectively. During the three months ended September 30, 1998 and 1997, total comprehensive income amounted to $435,000, and $427,000, respectively.

                                     WINSTON RESOURCES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months ended September 30, 1998 compared to the Three Months ended September 30, 1997.

Revenues

Revenues increased by approximately $ 1,389,000 or 10%. The increase in the quarter ended September 30 1998 is primarily due to the increase in temporary staffing revenues as compared to the corresponding period in 1997.

Operating Expenses

Operating expenses increased approximately 10% in the quarter ended September 30, 1998 as compared to the corresponding period in 1997. Compensation and other benefits increased approximately 11% mainly due to increased compensation and compensation related costs associated with the increase in revenues. Selling, general and administrative expenses increased slightly as compared to the corresponding period in 1997.

Interest income net of interest expense increased in 1998 due mainly to no borrowings under the Company's credit facility when compared to 1997.

Operating Results

Net income for the three month period ended September 30, 1998 was approximately $458,000 or $.14 basic earnings per common share and $.13 diluted earnings per common share as compared to net income of approximately $408,000 or $.13 basic earnings per common share and $.12 diluted earnings per common share in the quarter ended September 30, 1997. The results reflect increased revenues partially being offset by the increase in operating expenses.

                                     WINSTON RESOURCES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Nine Months ended September 30, 1998 compared to the Nine Months ended September 30, 1997.

Revenues

Revenues increased by approximately $ 8,276,000 or 23%. The increase in the nine months ended September 30 1998 is primarily due to the increase in temporary staffing revenues as compared to the corresponding period in 1997.

Operating Expenses

Operating expenses increased approximately 23% in the nine months ended September 30, 1998 as compared to the corresponding period in 1997. Compensation and other benefits increased approximately 28% mainly due to increased compensation and compensation related costs associated with the increase in revenues. Selling, general and administrative expenses increased slightly as compared to the corresponding period in 1997.

Interest income net of interest expense increased in 1998 due mainly to no borrowings under the Company's credit facility when compared to 1997.

Operating Results

Net income for the nine month period ended September 30, 1998 was approximately $1,258,000 or $.39 basic earnings per common share and $.36 diluted earnings per common share as compared to net income of approximately $977,000 or $.31 basic earnings per common share and $.28 diluted earnings per common share in the nine months ended September 30, 1997. The results reflect increased revenues partially being offset by the increase in operating expenses.

Liquidity and Capital Resources

Working capital at September 30, 1998 was approximately $5,803,000 as compared to $4,696,000 at December 31, 1997. Current assets continued to increase primarily due to increases in accounts receivable resulting from increased revenue. Current liabilities also increased due to an increase in liabilities associated with increased revenue and the timing of the payment of other liabilities. Cash provided by operating activities during the nine months ended September 30, 1998 was $1,235,000. Cash used in investing activities (purchase of fixed assets) and financing activities (proceeds from exercise of options and repayment of capital lease obligations) amounted to $285,000 and $3,000, respectively. The Company has no material commitments for capital expenditures during 1998. Management believes that the Company's $6,000,000 credit facility, working capital and internally generated funds are sufficient to support current operations and any currently foreseeable increase in activity.

Inflation

To date, the impact of inflation and changing prices on the Company's business has been minimal. The Company charges its customers percentages of the salaries and wages of permanent and temporary employees, which causes its fee income to increase proportionately as salaries and wages increase.

Company Outlook

The current fiscal year 1998 should be another strong year for the Company, with growth in line with 1997's results. The foregoing statement, as well any other forward-looking statements and information contained in this report, is based on management' beliefs and assumptions, as well as information currently available to management. Such beliefs and assumptions are based on, among other things, the Company' operating and financial performance over recent years and its expectations about its business for the current fiscal year. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including, but not limited to, the possibility that (a) prevailing economic conditions may significantly deteriorate, thereby reducing the demand for the Company' services, (b) the Company might experience a significant deterioration in its collection of accounts receivable and (c) regulatory or legal changes might affect an employer' decision to utilize the Company's services, although none of these risks is anticipated at the present time. Should one or more of these or any other risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected.

Year 2000 Issues

The Company is in the process of assessing its computer information systems and has begun to take necessary steps to determine what work will be required, if any, to have its systems Year 2000 compliant. The Company's computer systems consultants have represented to the Company in writing that, as presently configured, the Company's systems are Year 2000 compliant. No special costs were incurred in order to make the systems compliant, and it is anticipated that the cost of testing such compliance, which is scheduled to be completed prior to December 31, 1998, will not be material.

The Company also is in the process of determining the extent to which it may be vulnerable to any failures by its service providers to resolve their own Year 2000 issues. The Company has initiated formal communications with such providers and, at this time, has received formal written responses from a number of such providers indicating that their systems are Year 2000 compliant. The Company is continuing to collect such responses and will be developing such contingency plans as it believes are warranted, based on such responses. At this time, the Company is unable to estimate the extent of any adverse impact from failure by these service providers with regard to Year 2000 compliance, and the nature by which their problems might materially affect the Company's business, financial condition or results of operations.

The Company is currently implementing a contingency plan involving creation of a back-up computer capability as a result of which all of its systems and files will be redundant so that if its principal offices in New York City become inaccessible, its operations may be conducted from other Company offices located in New Jersey. Such contingency plan should be implemented in early 1999.

Failure by the  Company to  eliminate  Year 2000  problems  within its  computer systems could result in a possible failure or miscalculations, causing disruption of operations. Under a worst case scenario, such problems would be addressed by manually processing data and transactions. However, this would cause delays and additional costs to the administrative process. Further contingency plans are being developed to address this issue.

Based upon the current information, the Company does not anticipate that, in the aggregate, costs associated with the Year 2000 issue will have a material financial impact. However there can be no assurances that, despite the steps taken by the Company to insure that it and its customers and vendors are Year 2000 compliant, there will not be interruptions or other limitations of systems functionality or that the Company will not incur significant costs to avoid such interruptions or limitations. The Company's expectations about future costs associated with the Year 2000 issue are subject to uncertainties that could cause actual results to have a greater financial impact than currently anticipated. Factors that could influence the amount and timing of future costs include unanticipated vendor delays, technical difficulties, the impact of tests of vendors' and customers' systems and similar events. If, despite the Company's efforts under its Year 2000 planning, there are Year 2000-related failures that create substantial disruptions to the Company's business, the adverse impact on the business could be material.

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

                                            WINSTON RESOURCES, INC.

                                            By:   /s/ Seymour Kugler
                                                ------------------------------
                                               Seymour Kugler
                                               Chairman of the Board
                                               and President


                                            By:   /s/ Jesse Ulezalka
                                               -------------------------------
                                               Jesse Ulezalka
                                               Chief Financial Officer


Dated:  November 6, 1998