Form 10-K
period 1998-12-31
WINSTON RESOURCES INC
filed 1999-03-26
CIK 815274

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                      FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the fiscal year ended December 31, 1998

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         On March 19, 1999, (i) the aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $4,387,115 and (ii) there were 3,228,521 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

         (i) Part III, Definitive Proxy Statement of the registrant to be filed with the Commission on or before April 30, 1999.

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

          Through its own offices, the Company recruits and places employees in entry-to-high-level permanent salaried positions in the New York City metropolitan area (consisting of New York City, Nassau, Suffolk and Westchester Counties, New York and parts of northern New Jersey and southern Connecticut) and in the Fort Lauderdale area of Florida. Such services are provided on a contingent fee basis under which the Company collects a fee only if it successfully places a job candidate with a client. Through its Fisher- Todd Associates division, the Company also provides services for business and industry clients across the United States, recruiting upper level executives on a retainer fee basis and on a contingency fee basis.

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

          In addition to services furnished through its own offices, the Company licenses independent franchisees to provide personnel services under the trade names and service marks owned by the Company. Franchisees of the Company provide permanent placement and executive search services under the name "Roth Young", permanent personnel recruitment and placement services under the names "Division 10", "Alpha" and "Winston Personnel" and temporary office support personnel under the names "Division 10 Temps" and "Alpha Temps" in a total of sixteen cities and towns across the United States.


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

          During the year ended December 31, 1998, the Company placed applicants in permanent positions with approximately 700 clients. Approximately fifty percent of the Company's contingent fee permanent placement clients during that year were repeat customers.

          Through its Fisher-Todd Associates (executive search) division, the Company specializes in recruiting executives to meet specific requirements of clients on both a contingent and retainer basis. Fisher- Todd Associates specializes in recruiting candidates for upper level executive positions, generally at salaries in excess of $65,000 per year. The division employs recruiting specialists who work closely with each client to define the requirements of the position and establish candidate specifications. The Company then contacts appropriate candidates who are identified through extensive research, networking, data base searches and, where required, advertisements. Such candidates are screened through interviews and other procedures and those most qualified are referred to the clients. The Company assists the client in evaluating each candidate, in determining an appropriate compensation package and, in some cases, negotiating the final agreement.

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

          During 1998, the Company provided the services of temporary employees to approximately 1400 clients. The Company believes that a majority of the clients to whom it supplied temporary staffing during 1998 were repeat customers.

          Franchise Operations

          The Company also has eighteen franchised offices which provide permanent placement and executive search services under the name "Roth Young", permanent recruitment and placement services under the names "Division 10", "Alpha" and "Winston Personnel", and temporary office support personnel under the names "Division 10 Temps" and "Alpha Temps".

          At March 19, 1999, there were fourteen Roth Young, one Division 10, one Division 10 Temps, one Alpha and one Winston franchise in a total of sixteen cities in the United States.

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

          Recruitment Advertising

          The Company's recruitment advertising division places recruitment advertisements in publications on behalf of the Company, the Company's clients and other third parties. The Company believes that the services offered by this division enhances its competitive position in the temporary staffing and permanent placement markets by broadening the scope of the services it offers to clients. For the year ended December 31, 1998, the Company served approximately 250 clients through this division.

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

          Employees

          At December 31, 1998, the Company employed approximately 123 permanent employees, including 39 placement counsellors for its permanent placement services, in its headquarters and branch offices, not including temporary employees on assignment to clients. The Company is responsible for all workers' compensation and disability insurance, state and Federal unemployment taxes, social security taxes, and fringe benefits for its temporary employees. As a service business, the Company depends to a material degree on its ability to hire and retain skilled and motivated personnel.

Item 2.           Properties

          The Company leases a total of approximately 19,000 square feet in an office building at 535 Fifth Avenue, New York, New York. The lease was entered into in August 1990 and renegotiated in 1992, 1993 and 1997, and expires in 2003. The Company also leases office space in Rutherford, Edison and Parsippany, New Jersey, in Westbury, New York and in Fort Lauderdale, Florida, under leases expiring between 1999 and 2002.

Item 3.           Legal Proceedings

          NONE

Item 4.           Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                                          PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

          The Common Stock of the Company is traded principally on the American Stock Exchange (ticker symbol "WRS"). The following table shows, for each quarter of the Company's last two fiscal years and through March 19, 1999, the high and low sales prices of the common stock of the Company as reported on the American Stock Exchange.

                                                                          Price Range
                                                               High                            Low

1999

First Quarter                                              $   3 3/4                      $   2 1/2

1998

First Quarter                                              $   6 3/8                      $   4 1/2
Second Quarter                                                 6 9/16                         5 1/8
Third Quarter                                                  6 1/4                          4 1/2
Fourth Quarter                                                 4 3/8                          3 1/4

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




          The Company had 108 holders of record of its common stock on March 19, 1999.

          The Company has never paid a cash dividend on the Common Stock and anticipates that for the foreseeable future, earnings will be retained for use in its business.

Item 6.  Selected Financial Data


                                                                         Year ended December 31,
                                                    1998               1997            1996             1995            1994
Income Statement Data:
                                                                      (In thousands, except for per share data and number of shares)
Combined sales:
  By Company offices                              $60,466           $48,986          $39,247          $30,657        $23,822
  By franchise                                      3,193             2,586            2,957            4,175          6,403
      Total combined sales                         63,659            51,572           42,204           34,832         30,225

Net revenue*                                       60,850            49,199           39,390           30,989         24,297
Income (loss) from operations                       3,204             2,547            1,585         (401)(1)            865
Net income (loss)                                   1,829             1,444            1,138         (432)(1)            636
Basic earnings (loss) per common share                .57               .45              .37            (.15)            .22
Diluted earnings (loss) per share                     .52               .41              .34            (.15)            .20
Weighted average shares - basic                 3,220,473         3,191,825        3,065,719        2,917,662      2,913,886
Weighted average shares - diluted               3,523,266         3,488,180        3,323,679        2,917,662      3,152,530

*Represents sales by Company, income from franchises and other income

(1) Includes one-time write off of restrictive covenant costs and related assets associated with franchise operations of $1.1 million


                                                                                    Year ended December 31,
                                                    1998              1997             1996              1995           1994
Balance Sheet Data:
                                                                         (In thousands, except for per share data)

Working capital                                    $6,296            $4,696           $3,248          $ 3,028         $2,201
Total assets                                       12,919             9,451            8,438            7,146          7,123
Long-term debt                                         17                35               51              606            579
Stockholders' equity                                7,287             5,404            3,862            2,654          3,055
Stockholders' equity per share                       2.26              1.68             1.22              .91           1.05



Quarterly Financial Data (Unaudited)

                                      Quarter                   Quarter           Quarter                   Quarter
                                      ended                     ended             ended                     ended
                                      March 31,                 June 30,          September 30,             December 31,
                                      1998                      1998              1998                      1998

Revenue                             $ 14,409,000             $ 15,098,000       $ 14,823,000              $ 16,520,000
Operating expenses                    13,765,000               14,290,000         13,992,000                15,599,000
Net income                               355,000                  445,000            458,000                   571,000
Basic earnings per share                    0.11                     0.14               0.14                      0.18
Diluted earnings per share                  0.10                     0.13               0.13                      0.16


                                      Quarter                   Quarter           Quarter                   Quarter
                                      ended                     ended             ended                     ended
                                      March 31,                 June 30,          September 30,             December 31,
                                      1997                      1997              1997                      1997

Revenue                             $ 10,782,000             $ 11,837,000       $ 13,434,000              $ 13,146,000
Operating expenses                    10,371,000               11,220,000         12,711,000                12,350,000
Net income                               226,000                  343,000            408,000                   467,000
Basic earnings per share                    0.07                     0.11               0.13                      0.15
Diluted earnings per share                  0.07                     0.10               0.12                      0.13


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

             Results of Operations

             1998 Compared to 1997

          Revenues increased by approximately $11,651,000 or 24% to $60,850,000 as compared to $49,199,000 in 1997. The increase is primarily due to the increase in temporary staffing revenues of 31% and permanent placement revenues of 3%, as compared to 1997.

          Operating expenses increased approximately 24% as compared to 1997. Compensation and other benefits increased approximately 28% mainly due to increased compensation and compensation related costs associated with the increase in revenues. Selling, general and administrative expenses increased 6% due to additions to the sales force, commissions related to increased revenues and other costs related to maintaining the Company' branch operations.

          Interest expense decreased during 1998 as a result of there being no borrowings under the Company's credit facility when compared to 1997.

          The effective tax rate was approximately 44% for the twelve month period ended December 31, 1998 and December 31, 1997.

          Net income for the twelve month period ended December 31, 1998 was approximately $1,829,000 or $.57 basic earnings per common share and $.52 diluted earnings per common share as compared to a net income of approximately $1,444,000 or $.45 basic earnings per common share and $.41 diluted earnings per common share for the prior year. The increase in net income and earnings per share is primarily due to increased revenues, partially offset by the related increases in operating expenses.

          1997 Compared to 1996

          Revenues increased by approximately $9,809,000 or 25% to $49,199,000 as compared to $39,390,000 in 1996. The increase is primarily due to the increase in temporary staffing revenues of 31% and permanent placement revenues of 14%, as compared to 1996.

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

          The effective tax rate was 44% for the twelve month period ended December 31, 1997 as compared to 22% in 1996. The lower prior year rate was attributable to an income tax benefit as a result of a reduction in the valuation allowance for certain deferred tax assets that were determined to be realizable.

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

          Liquidity and Capital Resources

          Cash provided by operating activities was $1,913,000 in 1998. In addition to net income, cash flow from operating activities was affected by an increase in accounts receivable due to the significant growth in revenues offset by increased accounts payable, accrued expenses and income taxes payable. In 1997, cash generated from operating activities was $190,000. Working capital on December 31, 1998 was approximately $6,296,000 as compared to $4,696,000 on December 31, 1997. Cash used in investing activities was $316,000 due to the purchase of property and equipment and financing activities provided cash of $5,000 (exercise of options offset by the repayment of capital lease obligations) in 1998. The Company has no material commitments for capital expenditures during 1999.

          The Company has a secured credit facility providing for short-term advances to a maximum of $6,000,000 based on up to 80% of eligible accounts receivable, as defined under which no amounts are outstanding.

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

          Year 2000 Issues

          The Company has assessed its computer information systems and has taken necessary steps to ensure its systems are Year 2000 compliant. The Company's computer systems consultants have represented to the Company in writing that, as presently configured, the Company's systems are Year 2000 compliant. No special costs were incurred in order to make the systems compliant, and the cost of testing such compliance which was completed at December 31, 1998, was not material.

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

          The Company is currently implementing a contingency plan involving creation of a back-up computer capability as a result of which all of its systems and files will be redundant so that if its principal offices in New York City become inaccessible, its operations may be conducted from other Company offices located in New Jersey. Such contingency plan should be implemented during the first half of 1999.

          Failure by the Company to eliminate Year 2000 problems could result in a possible failure or miscalculations, causing disruption of operations. Under a worst case scenario, such problems would be addressed by manually processing data and transactions. However, this would cause delays and additional costs to the administrative process. Further contingency plans are being developed to address this issue.

          Based upon the current information, the Company does not anticipate that, in the aggregate, costs associated with the Year 2000 issue will have a material financial impact. However there can be no assurances that, despite the steps taken by the Company to insure that it and its customers and vendors are Year 2000 compliant, there will not be interruptions or other limitations of systems functionality or that the Company will not incur significant costs to avoid such interruptions or limitations. The Company's expectations about future costs associated with the Year 2000 issue are subject to uncertainties that could cause actual events to have a greater financial impact than currently anticipated. Factors that could influence the amount and timing of future costs include unanticipated vendor delays, technical difficulties, the impact of tests of vendors' and customers' systems and similar events. If, despite the Company's efforts under its Year 2000 planning, there are Year 2000-related failures that create substantial disruptions to the Company's business, the adverse impact on the business could be material.

          Market Risk and Risk Management Policies

          The Company currently does not have exposure to market risk. The Company will develop policies and procedures to manage market risk in the future as deemed necessary.

          Impact of Recently Issued Accounting Standards

          In June 1998 the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

             None.

                                                         PART III

Item 10.                   Directors and Executive Officers of the Registrant

          The information required by this item is incorporated herein by reference to the material under the caption "ELECTION OF DIRECTORS" in the Company's definitive Proxy Statement to be filed on or before April 30, 1999 (the "1999 Proxy Statement").

Item 11.     Executive Compensation

          The information required by this term is incorporated herein by reference to the material under the caption "EXECUTIVE COMPENSATION" in the 1999 Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

          The information required by this item is incorporated herein by reference to the material under the caption "ELECTION OF DIRECTORS" in the 1999 Proxy Statement.

Item 13.     Certain Relationships and Related Transactions

          The information required by this item is incorporated herein by reference to the material under the caption "ELECTION OF DIRECTORS - Certain Transactions" in the 1999 Proxy Statement.

                                                          PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)1,2 The information required by this subsection of this Item is presented in the index to the Financial Statements on Page F-1

                                    Form 10-K - Item 14 (a) (1) and (2)

                                 Winston Resources, Inc. and Subsidiaries

                                    List of Financial Statements and
                                     Financial Statement Schedules


The following consolidated financial statements of Winston Resources, Inc. and Subsidiaries are included in Item 8:


Report of Independent Auditors.......................................................................  F-2

Consolidated Balance Sheets - December 31, 1998 and 1997.............................................  F-3
Consolidated Statements of Income - Years Ended
   December 31, 1998, 1997 and 1996..................................................................  F-4
Consolidated Statements of Stockholders' Equity - Years Ended
   December 31, 1998, 1997 and 1996..................................................................  F-5
Consolidated Statements of Cash Flows - Years Ended
   December 31, 1998, 1997 and 1996..................................................................  F-6
Notes to Consolidated Financial Statements...........................................................  F-7

The following consolidated financial statement schedule of Winston Resources, Inc.
   and Subsidiaries is included in Item 14 (a) (2):
Schedule II - Valuation and Qualifying Accounts....................................................... F-21

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.

                                      Report of Independent Auditors

To the Board of Directors and Stockholders of Winston Resources, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Winston Resources, Inc. and Subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Winston Resources, Inc. and Subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                   ERNST & YOUNG LLP
February 26, 1999

                                 Winston Resources, Inc. and Subsidiaries

                                       Consolidated Balance Sheets


                                                                                     December 31

                                                                                       1998             1997
                                                                          ----------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                     $2,047,000         $445,000
   Accounts receivable - trade, less allowances for doubtful
     accounts of $200,000 and $100,000                                            9,036,000        7,341,000
   Prepaid expenses and other current assets                                        118,000          227,000
   Securities available-for-sale                                                    455,000          392,000
                                                                          ----------------------------------
Total current assets                                                             11,656,000        8,405,000

Property and equipment, net                                                         649,000          540,000
Deferred income taxes                                                               234,000          185,000
Security deposits and other assets                                                  380,000          321,000
                                                                          ----------------------------------
Total assets                                                                    $12,919,000       $9,451,000
                                                                          ==================================

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable and accrued expenses                                         $5,200,000       $3,668,000
   Capital lease obligations                                                         18,000           16,000
   Income taxes payable                                                             142,000           25,000
                                                                          ----------------------------------
Total current liabilities                                                         5,360,000        3,709,000

Deferred rent                                                                       255,000          303,000
Long-term portion of capital lease obligations                                       17,000           35,000
                                                                          ----------------------------------
Total liabilities                                                                 5,632,000        4,047,000

Commitments and contingencies

Stockholders' equity:
   Preferred stock - $100 par value: authorized 2,000,000 shares, no shares issued
   Common stock - $.01 par value: authorized 10,000,000 shares;
     issued and outstanding 3,228,121 shares (3,215,120 in 1997)                     32,000           32,000
   Additional paid-in capital                                                     4,456,000        4,435,000
   Retained earnings                                                              2,612,000          783,000
   Accumulated other comprehensive income                                           187,000          154,000
                                                                          ----------------------------------
Total stockholders' equity                                                        7,287,000        5,404,000
                                                                          ----------------------------------
Total liabilities and stockholders' equity                                      $12,919,000       $9,451,000
                                                                          ==================================


See accompanying notes.

                                 Winston Resources, Inc. and Subsidiaries

                                    Consolidated Statements of Income


                                                                              Year ended December 31

                                                                   1998               1997                1996
                                                            ----------------------------------------------------------

Revenue:
   Placement fees and related income                                $60,850,000        $49,199,000         $39,390,000

                                                            ----------------------------------------------------------

Operating expenses:
   Compensation and other benefits                                   48,191,000         37,735,000          29,414,000
   Selling, general and administrative                                9,455,000          8,917,000           8,391,000
                                                            ----------------------------------------------------------
                                                                     57,646,000         46,652,000          37,805,000
                                                            ----------------------------------------------------------

Income from operations                                                3,204,000          2,547,000           1,585,000
                                                            ----------------------------------------------------------

Other income (expense):
   Interest expense                                                     (5,000)           (36,000)           (187,000)
   Interest and other income                                             49,000             69,000              52,000
                                                            ----------------------------------------------------------
                                                                         44,000             33,000           (135,000)
                                                            ----------------------------------------------------------

Income before provision for income taxes                              3,248,000          2,580,000           1,450,000
Provision for income taxes                                            1,419,000          1,136,000             312,000
                                                            ----------------------------------------------------------
Net income                                                           $1,829,000         $1,444,000          $1,138,000
                                                            ==========================================================

Basic earnings per share                                                   $.57               $.45                $.37
                                                            ==========================================================

Diluted earnings per share                                                 $.52               $.41                $.34
                                                            ==========================================================


See accompanying notes.

                                     Winston Resources, Inc. and Subsidiaries

                                 Consolidated Statements of Stockholders' Equity

                                                Common Stock
                                               $.01 Par Value                            Retained         Accumulated
                                          ---------------------------    Additional      Earnings         Other
                                            Number                       Paid-in        (Accumulated      Comprehensive
                                            of Shares      Amount        Capital         Deficit)         Income           Total
                                         ------------------------------------------------------------------------------------------

Balance - December 31, 1995                 2,920,833       $29,000      $4,396,000       $(1,799,000)      $28,000     $2,654,000
   Exercise of common stock options           273,060         3,000         115,000                  -            -        118,000
   Retirement of treasury stock              (16,789)             -        (98,000)                  -            -       (98,000)
   Comprehensive income:
     Net income                                    -              -               -          1,138,000            -      1,138,000
     Unrealized gain on securities
     available-for-sale, net                       -              -               -                  -       50,000         50,000
                                                                                                                       -----------
Comprehensive income                                                                                                     1,188,000
                                         ------------------------------------------------------------------------------------------
Balance - December 31, 1996                3,177,104         32,000       4,413,000          (661,000)       78,000      3,862,000
   Exercise of common stock options           38,016              -          22,000                  -            -         22,000
   Comprehensive income:
     Net income                                    -              -               -          1,444,000            -      1,444,000
     Unrealized gain on securities
     available-for-sale, net                       -              -               -                  -       76,000         76,000
                                                                                                                       -----------
Comprehensive income                                                                                                     1,520,000
                                         ------------------------------------------------------------------------------------------
Balance - December 31, 1997                3,215,120         32,000       4,435,000            783,000      154,000      5,404,000

   Exercise of common stock options           13,001              -          21,000                  -            -         21,000
   Comprehensive income:
     Net income                                    -              -               -          1,829,000            -      1,829,000
     Unrealized gain on securities
     available-for-sale, net                       -              -               -                  -       33,000         33,000
                                                                                                                        ----------
Comprehensive income                                                                                                     1,862,000
                                        -------------------------------------------------------------------------------------------
Balance - December 31, 1998                3,228,121        $32,000      $4,456,000         $2,612,000     $187,000     $7,287,000
                                        ===========================================================================================

See accompanying notes.

                                 Winston Resources, Inc. and Subsidiaries

                                  Consolidated Statements of Cash Flows


                                                                                Year ended December 31

                                                                     1998               1997                1996
                                                              ----------------------------------------------------------
Cash flows from operating activities
Net income                                                             $1,829,000         $1,444,000          $1,138,000

Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Bad debt expense                                                     285,000             41,000             125,000
     Depreciation and amortization                                        207,000            172,000             129,000
     Deferred rent                                                       (48,000)           (47,000)            (29,000)
     Deferred tax (benefit) expense                                      (75,000)            224,000           (349,000)
     Changes in assets and liabilities:
       Accounts receivable                                            (1,980,000)        (1,527,000)           (164,000)
       Prepaid expenses and other current assets                          109,000             11,000              66,000
       Other assets                                                      (63,000)           (80,000)            (38,000)
       Accounts payable, accrued expenses and
         income taxes payable                                           1,649,000          (428,000)           1,364,000
                                                              ----------------------------------------------------------
Net cash provided by (used in) operating activities                     1,913,000          (190,000)           2,242,000
                                                              ----------------------------------------------------------

Cash flows from investing activities
Purchases of property and equipment                                     (316,000)          (401,000)            (87,000)
                                                              ----------------------------------------------------------

Cash flows from financing activities
Repayment on credit facility debt                                               -                  -         (1,182,000)
Proceeds from exercise of options                                          21,000             22,000              20,000
Repayment of capital leases                                              (16,000)           (54,000)            (69,000)
                                                              ----------------------------------------------------------
Net cash provided by (used in) financing activities                         5,000           (32,000)         (1,231,000)
                                                              ----------------------------------------------------------

Net increase (decrease) in cash and cash                                1,602,000          (623,000)             924,000
equivalents
Cash and cash equivalents - beginning of year                             445,000          1,068,000             144,000
                                                              ----------------------------------------------------------
Cash and cash equivalents - end of year                                $2,047,000           $445,000          $1,068,000
                                                              ==========================================================

Supplemental disclosures of cash flow
information
Cash payments for interest                                                 $5,000            $36,000            $176,000
                                                              ==========================================================
Cash payments for income taxes                                         $1,384,000         $1,405,000            $128,000
                                                              ==========================================================

Supplemental disclosures of noncash investing
   and financing activities
Retirement of treasury stock                                                   $-                 $-             $98,000
                                                              ==========================================================

See accompanying notes.

                                 Winston Resources, Inc. and Subsidiaries

                                Notes to Consolidated Financial Statements

                                            December 31, 1998




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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk include cash and cash equivalents and accounts receivable arising from its normal business activities. The Company places its cash and cash equivalents with high credit quality financial institutions. Approximately 99% and 91% of cash and cash equivalents at December 31, 1998 and 1997, respectively, was on deposit at one financial institution.

The Company believes that its credit risk regarding accounts receivable is limited due to the large number of entities comprising the Company's customer base. In addition, the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts, where appropriate.

                                 Winston Resources, Inc. and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

Securities Available-for-Sale

Investments, which consist of common stocks, are stated at fair value as determined by quoted market price. The Company has classified its securities as investments available-for-sale pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, any unrealized gain or loss on the investments, net of deferred taxes thereon, is reported as a component of accumulated other comprehensive income.

Depreciation and Amortization

Depreciation and amortization of property and equipment are provided on the straight-line and declining balance methods over the estimated useful lives of the assets.

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

Advertising Costs

The  Company  expenses   advertising   costs  upon  the  first  showing  of  the
advertisements. Advertising expenses for the years ended December 31, 1998, 1997 and 1996 totaled approximately $952,000, $871,000 and $711,000, respectively.

                                 Winston Resources, Inc. and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. Statement 130 requires unrealized gains or losses on securities available-for-sale which, prior to adoption, were reported separately in stockholders' equity, to be included in other comprehensive income.

Segment Information

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. Statement 131 superseded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect results of operations or financial position, but did affect the disclosure of segment information (see Note 10).

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

                                 Winston Resources, Inc. and Subsidiaries

2. Property and Equipment

Property and equipment consisted of the following:


                                                            December 31                    Estimated

                                                       1998               1997             Useful Life
                                               -----------------------------------------------------------


Furniture, fixtures and equipment                         $970,000           $804,000        3 to 7 years

Leasehold improvements                                     346,000            349,000       Life of lease
                                               ---------------------------------------
                                                         1,316,000          1,153,000
Less accumulated depreciation                              667,000            613,000
                                               ---------------------------------------
                                                          $649,000           $540,000
                                               =======================================


Included in property and equipment at December 31, 1998 are assets recorded under capital leases with a cost of approximately $216,000 and accumulated amortization of approximately $196,000. Amortization of assets recorded under capital leases is included with depreciation expense.

3. Financing Arrangements

a.   Credit Facility

     The Company has a secured credit facility providing for short-term advances to a maximum of $6,000,000, based on up to 80% of eligible accounts receivable, as defined. The Company pays interest on advances at the bank's alternate base rate, as defined, or at LIBOR plus 2.5% (7.5% and 8.5% at December 31, 1998 and 1997, respectively). The credit facility is collateralized by the accounts receivable of the Company and expires on October 31, 1999. The Company had no borrowings under this facility for the year ended December 31, 1998.

                                 Winston Resources, Inc. and Subsidiaries

3. Financing Arrangements (continued)

b.   Capital Lease Obligations

     The Company has leased telephone equipment, software and computer equipment under capital leases which are included in property and equipment (see Note
     2). The following is a schedule of the future minimum lease payments, together with the present value of the minimum lease payments as of December 31, 1998:

Year ending December 31:
   1999                                                                             $21,000
   2000                                                                              17,000
                                                                       ----------------------
Total                                                                                38,000
Less amount representing interest (effective rate 11%)                                3,000
                                                                       ----------------------
Present value of the minimum lease payments                                          35,000

Less current portion of capital lease obligations                                    18,000
                                                                       ----------------------
                                                                                    $17,000
                                                                       ======================

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

                                                                            December 31

                                                                     1998                  1997
                                                           -----------------------------------------------

Accounts payable - trade                                                 $739,000               $686,000

Accrued compensation and payroll taxes                                  3,003,000              1,750,000
Accrued commissions                                                     1,143,000                904,000
Other accrued expenses                                                    315,000                328,000
                                                           -----------------------------------------------
Total                                                                  $5,200,000             $3,668,000
                                                           ===============================================

                                                  F-11

                                 Winston Resources, Inc. and Subsidiaries

5. Income Taxes

The provision for income taxes consists of:


                                                                Year ended December 31

                                                        1998                1997                1996
                                               --------------------------------------------------------------
Current:
   Federal                                                 $952,000            $720,000            $535,000

   State and local                                          542,000             192,000             126,000
Deferred                                                   (75,000)             224,000           (349,000)
                                               --------------------------------------------------------------
                                                         $1,419,000          $1,136,000            $312,000
                                               ==============================================================

A reconciliation of the federal statutory tax rate to the actual effective rate is as follows:

                                                                 Year ended December 31

                                                         1998               1997                1996
                                                 ------------------------------------------------------------

Statutory rate                                                 34.0%              34.0%               34.0%

State and local income taxes, net of
  federal benefit                                               10.7                4.3                 4.8
Change in valuation allowance                                  (1.0)                1.8              (17.1)
Permanent differences                                            1.6                2.4                 1.8
Other                                                          (1.6)                1.5               (2.0)
                                                 ------------------------------------------------------------
                                                               43.7%              44.0%               21.5%
                                                 ============================================================

                                 Winston Resources, Inc. and Subsidiaries

5. Income Taxes (continued)

The deferred income taxes are comprised of the following:

                                                                                 December 31

                                                                               1998                1997
                                                                   ------------------------------------------
Assets
Provision for doubtful accounts                                                 $80,000             $40,000

Intangible assets written off                                                   230,000             224,000
Accrued rent                                                                    102,000             121,000
Net operating losses for state and local tax purposes                            91,000             127,000
                                                                   ------------------------------------------
Deferred tax asset                                                              503,000             512,000
                                                                   ------------------------------------------

Liabilities
Unrealized gain on securities                                                 (182,000)           (156,000)
Other                                                                          (30,000)            (44,000)
                                                                   ------------------------------------------
Deferred tax liability                                                        (212,000)           (200,000)
                                                                   ------------------------------------------
                                                                                291,000             312,000
Valuation allowance                                                            (57,000)           (127,000)
                                                                   ------------------------------------------
                                                                               $234,000            $185,000
                                                                   ==========================================


The  valuation  allowance  (decreased)  increased  by  ($70,000),   $52,000  and
$(333,000), respectively, during the years ended December 31, 1998, 1997 and 1996.

6. Commitments and Contingencies

Operating Leases

The Company leases office space under noncancelable operating leases which expire at various dates through 2003. These leases are subject to escalations for increases in real estate taxes and other expenses.

                                 Winston Resources, Inc. and Subsidiaries

6. Commitments and Contingencies (continued)

The aggregate future minimum lease payments required under these leases are as follows:


Year ending December 31:
  1999                                                                         $783,000
  2000                                                                          791,000
  2001                                                                          743,000
  2002                                                                          699,000
  2003                                                                          398,000
                                                                   ----------------------
Total                                                                        $3,414,000
                                                                   ======================

Rental expense under operating leases, including escalation charges for the years ended December 31, 1998, 1997 and 1996, approximated $839,000, $726,000 and $700,000, respectively.

Pursuant to one of the Company's leases, rent expense charged to operations differs from rent paid because of the effect of free rent periods and scheduled rent increases. Accordingly, the Company has recorded deferred rent payable of $255,000 and $303,000 at December 31, 1998 and 1997, respectively. Rent expense is calculated by allocating total rental payments, including those attributable to scheduled rent increases, on a straight-line basis, over the lease term.

The Company has been released from a portion of its rent obligation on certain premises which it had been subleasing through 2003; however, in the event of default by the sublessee, it would remain liable for the balance of the rent obligation which, at December 31, 1998, aggregated $464,000.

Executive Employment Agreement

An employment agreement with the chief executive officer expiring in August 2002 provides for an annual salary of approximately $446,000, plus incentive bonuses based on pre-tax income. In addition, the officer is entitled, under certain circumstances, to termination benefits.

                                 Winston Resources, Inc. and Subsidiaries

7. Retirement Plan

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code ("IRC") which provides that eligible employees may make contributions, subject to IRC limitations. The Company may choose to make contributions to the Plan in an amount determined by the Company at its discretion. No contributions were made for the years ended December 31, 1998 and 1997. The Company made a contribution to the Plan of $25,000 for the year ended December 31, 1996.

8. Stock Option Plans

Under the Company's 1996 Stock Plan (the "Plan") a committee of the Board of Directors is authorized to issue to officers, directors, key employees and consultants stock options (both incentive stock options ("ISOs") and nonqualified options), restricted stock and directors' options. In 1998, the number of options issuable under the Plan was increased from 400,000 to 800,000.

The Company also has an Incentive Program (the "Program") under which it may issue to officers, directors, key employees, and certain consultants stock options (both ISOs and nonqualified options), stock appreciation rights ("SARs") (in tandem with stock options or free-standing), restricted stock and directors' options issuable pursuant to a formula. Up to 575,000 shares are issuable under the Program either as outright grants or upon exercise of options or SARs awarded thereunder.

Directors of the Company who are not employees are eligible to participate solely in the nondiscretionary directors' option portion of the Program. All administrative powers of the Option Committee of the Broad of Directors (the "Committee") with respect to directors' options may be exercised, at the discretion of the Board of Directors, by an Alternate Committee comprised of persons not eligible to receive directors' options, one of whom must be a director. Moreover, in no event, may the number of shares subject to directors' options issuable to any qualified director in any year exceed 25,000.

                                 Winston Resources, Inc. and Subsidiaries

8. Stock Option Plans (continued)

The selection of participants from among employees and officers and the determination of the type and amount of awards (except as to the directors' options) is entirely within the discretion of the Committee. There is no limit on the number or amount of awards which may be granted to any one person under the Program, except that the fair market value (determined as of the date of grant) of shares with respect to which ISOs are first exercisable in any one year as to any participant may not exceed $100,000.

All options granted have five or ten year terms and vest and become fully exercisable at the end of three years of continued employment.

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

The Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its stock options under the fair value method estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996 (no options were granted in 1998), risk-free interest rates of 5.6% in 1997 and 5.9% to 6.0% in 1996; volatility factors of the expected market price of the Company's common stock of .72 and .75. The weighted-average expected life of the options is three years. Dividends are not expected in the future.

                                 Winston Resources, Inc. and Subsidiaries

8. Stock Option Plans (continued)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                              1998               1997                 1996
                                                      ------------------------------------------------------------

Pro forma net income                                          $1,712,000          $1,363,000            $979,000

Pro forma basic income per share                                    $.53                $.43                $.32
Pro forma diluted income per share                                  $.50                $.40                $.30



Stock option activity is summarized as follows:

                                                                                                   Weighted-
                                                                                                    Average
                                                                            Shares               Exercise Price
                                                                  ---------------------------------------------

Balance at January 1, 1996                                                    518,317                    $.97
   Granted                                                                    304,500                   $2.14
   Exercised                                                                (273,060)                    $.43
   Cancelled                                                                  (5,107)                    $.43
                                                                  ---------------------------------------------
Balance at December 31, 1996 (137,759
   exercisable at option prices $.4875 to $2.20)                              544,650                   $1.90
     Granted                                                                  113,500                   $5.34
     Exercised                                                               (38,016)                    $.58
     Cancelled                                                                (2,124)                    $.85
                                                                  ---------------------------------------------
Balance at December 31, 1997 (272,938 exercisable
   at option prices $.4375 to $5.775)                                         618,010                   $2.62
     Exercised                                                               (13,001)                   $1.63
     Cancelled                                                                  (333)                   $1.50
                                                                  ---------------------------------------------
Balance at December 31, 1998 (428,396 exercisable
   at option prices $.4375 to $5.775)                                         604,676                   $2.64
                                                                  =============================================

                                                  F-17

                                 Winston Resources, Inc. and Subsidiaries

8. Stock Option Plans (continued)

The weighted average fair value of options granted during 1997 and 1996 was $2.03 and $1.07, respectively. The exercise prices for options outstanding as of December 31, 1998 ranged from $.4375 to $5.775. The weighted average remaining contractual life of those options is 6.63 years.

At December 31, 1998, 432,850 options are available for grant.

9. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                             1998                 1997                 1996
                                                    ----------------------------------------------------------------
Numerator:
   Net income                                                 $1,829,000           $1,444,000           $1,138,000

                                                    ----------------------------------------------------------------
Denominator:
   Denominator for basic earnings per
     share-weighted-average shares                             3,220,473            3,191,825            3,065,719
   Effect of dilutive securities:
     Stock options                                               302,793              296,355              257,960
                                                    ----------------------------------------------------------------
       Denominator for diluted earnings
         per share-adjusted weighted-
         average shares and assumed                            3,523,266            3,488,180            3,323,679
         conversions
                                                    ----------------------------------------------------------------
Basic earnings per share                                            $.57                 $.45                 $.37
                                                    ================================================================
Diluted earnings per share                                          $.52                 $.41                 $.34
                                                    ================================================================

                                                  F-18

                                 Winston Resources, Inc. and Subsidiaries

10. Segment Information

The Company derives all of its revenues from businesses located in the United States and classifies its business into two fundamental areas: placement services and recruitment advertising. Placement services consist of the placement of temporary and permanent employees. Recruitment advertising consists of the placement of recruitment advertising on behalf of the Company, clients and other third parties.

The Company evaluates performance based on the segments' profit or loss. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 2). Inter-segment sales and transfers are recorded at the Company's cost; there is no intercompany profit or loss on inter- segment sales or transfers.

                                                                   Year ended December 31, 1998
                                                      -------------------------------------------------------
                                                                Placement          Recruitment
                                                                 Services          Advertising           Total
                                                      -----------------------------------------------------------

Placement fees and related income                             $55,259,000         $6,423,000         $61,682,000
Inter-segment placement fees and related                           71,000            761,000             832,000
   income
Interest expense                                                    5,000                  -               5,000
Depreciation and amortization                                     195,000             12,000             207,000
Income tax expense                                              1,407,000             12,000           1,419,000
Segment profit                                                  1,814,000             15,000           1,829,000
Segment assets                                                 12,330,000            589,000          12,919,000
Expenditures for long-lived assets                                299,000             17,000             316,000


                                                                   Year ended December 31, 1997
                                                      -------------------------------------------------------
                                                                Placement          Recruitment
                                                                 Services          Advertising           Total
                                                      -----------------------------------------------------------

Placement fees and related income                             $43,684,000         $6,239,000         $49,923,000
Inter-segment placement fees and related                           27,000            697,000             724,000
   income
Interest expense                                                        -             36,000              36,000
Depreciation and amortization                                     163,000              9,000             172,000
Income tax expense                                              1,081,000             55,000           1,136,000
Segment profit                                                  1,376,000             68,000           1,444,000
Segment assets                                                  8,959,000            492,000           9,451,000
Expenditures for long-lived assets                                392,000              9,000             401,000

                                                  F-19

                                 Winston Resources, Inc. and Subsidiaries

10. Segment Information (continued)

                                                                   Year ended December 31, 1996

                                                               Placement          Recruitment
                                                                Services          Advertising           Total
                                                      -----------------------------------------------------------

Placement fees and related income                             $34,230,000         $5,768,000         $39,998,000
Inter-segment placement fees and related                           40,000            568,000             608,000
   income
Interest expense                                                  172,000             15,000             187,000
Depreciation and amortization                                     122,000              7,000             129,000
Income tax expense (benefit)                                      336,000           (24,000)             312,000
Segment profit (loss)                                           1,226,000           (88,000)           1,138,000
Segment assets                                                  7,858,000            580,000           8,438,000
Expenditures for long-lived assets                                 82,000              5,000              87,000


                                 Winston Resources, Inc. and Subsidiaries

                              Schedule II - Valuation and Qualifying Accounts

                     Column A                          Column B              Column C              Column D              Column E
------------------------------------------------------------------------------------------------------------------------------------
                                                                             Additions
                                                      Balance at            Charged to                                  Balance at
                                                     the Beginning           Costs and                                      End
                                                     of the Period           Expenses             Deductions             of Period
------------------------------------------------------------------------------------------------------------------------------------

Year ended December 31, 1998
Reserves and allowances deducted
   from asset accounts:
    Allowance for doubtful accounts                       $100,000              $285,000          $185,000 (1)              $200,000

Year ended December 31, 1997
Reserves and allowances deducted
   from asset accounts:
    Allowance for doubtful accounts                       $109,000               $41,000           $50,000 (1)              $100,000

Year ended December 31, 1996
Reserves and allowances deducted
   from asset accounts:
    Allowance for doubtful accounts                        $82,000              $125,000           $98,000 (1)              $109,000



Uncollectible accounts written off, net of recoveries.

(a)3                Exhibits

Exhibit No.                         Description

* 3.1.1 Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on April 6, 1987 [Registration Statement No. 33-14913, Exhibit 3.1]

* 3.1.2 Agreement and Plan of Merger dated as of April 15, 1987, between Winston Resources, Inc. (New York) and the Company, as filed with the Secretary of State of Delaware on April 20, 1987 [Registration Statement No. 33-14813, Exhibit 3.2]

* 3.1.3             Certificate   of  Amendment  of  Restated   Certificate   of
                    Incorporation of the Company, as filed with the Secretary of State of Delaware on June 11, 1993 [Form 10-KSB (1993)]

* 3.1.4 Composite Copy of Restated Certificate of Incorporation of the Company, as amended [Form 10-K (1987), Exhibit 3.3]

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

10.1 Amended and Restated Employment Agreement, dated January 1, 1997, between the Company and Seymour Kugler

* 10.2 Supplemental Excess Profit Sharing Plan, dated December 12, 1984 [Registration Statement No. 33-14913, Exhibit 10.3]

* 10.3 Incentive Program of the Company [Registration Statement on Form S-8 No. 33- 37476, Exhibit 4]

____________________
*  Incorporated by reference and not filed herewith.

Exhibit No.                   Description

* 10.4              Winston   Resources,   Inc.  1996  Stock  Plan  [1996  Proxy
                    Statement, Exhibit A]

* 10.5              Agreement  of  Lease,  dated  as  of  August  8,  1990  (the
                    "Lease"), between Nineteen New York Properties Limited Partnership, and the Company, as tenant [Form 10- K (1990),
                    Exhibit 10.11]

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

10.11 Promissory Note dated November 26, 1996 made by Winston Resources, Inc. in favor of The Bank of New York

10.12 Security Agreement dated as of November 26, 1996 by and among Winston Resources, Inc., WIN-PAY, Inc., Winston Professional Staffing, Inc., Winston Cosmopolitan, Inc., Roth Young Personnel Services, Inc., Winston Personnel of Boca Raton, Inc., Winston Personnel Inc. of New Jersey, Winston Staffing Services, Inc. and The Bank of New York

10.13 Extension by The Bank of New York of term of Line of Credit through October 31, 1999

____________________
*  Incorporated by reference and not filed herewith.

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

                         Winston Professional Staffing, Inc. (a New Jersey corporation)

                         Winston   Staffing   Services,   Inc.   (a   New   York
                         corporation)

                         WIN-PAY, Inc. (a New York corporation)

23.1                Consent of Ernst & Young LLP, independent auditors

27                  Financial Data Schedule


          (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the quarter ended December 31, 1998.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 25, 1999
                                                 WINSTON RESOURCES, INC.


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

    Signature


  /s/ Seymour Kugler                             Chairman of the Board and                March 25, 1999
  Seymour Kugler                                 President; Principal Executive
                                                 Officer; Director

  /s/ Jesse Ulezalka                             Chief Financial Officer                  March 25, 1999
  Jesse Ulezalka

  /s/Gregg Kugler                                Director                                 March 25, 1999
  Gregg Kugler

  /s/Todd Kugler                                 Director                                 March 25, 1999
  Todd Kugler

 /s/ Martin Fischer                              Director                                 March 25, 1999
  Martin Fischer

  /s/ Alan E. Wolf                               Director                                 March 25, 1999
  Alan E. Wolf

  /s/ Martin Wolfson                             Director                                 March 25, 1999
  Martin Wolfson

  /s/ Norton Sperling                            Director                                 March 25, 1999
  Norton Sperling

  /s/ Martin J. Simon                            Director                                 March 25, 1999
  Martin J. Simon




                              EXHIBIT 10.13


THE BANK OF NEW YORK
NEW YORK'S FIRST BANK - FOUNDED IN 784 BY ALEXANDER HAMILTON


                  1290 Avenue of the Americas, New York, N.Y 10104


Mr. Sy Kaye, Chairman,
Winston Resources, Inc.
535 Fifth Avenue,
New York, N.Y. 10017
                                                                 10/30/98

Dear Sir,

This is to confirm that the advised Line of Credit available for Winston Resources, Inc. is extended to October 31, 1999. All the terms and conditions remain the same.

Sincerely,


Sanjay S Shirali
Vice President.

                    EXHIBIT

THE BANK OF NEW YORK
NEW YORK'S FIRST BANK - FOUNDED IN 784 BY ALEXANDER HAMILTON


                  1290 Avenue of the Americas, New York, N.Y 10104
                           October 13, 1998


Winston Resources, Inc.
535 Fifth Avenue
New York, New York 10017

                Attention:          Sy Kaye
         Chief Executive Officer


Gentlemen/Ladies:

          The Bank of New York (the "Bank") is pleased to confirm that it has extended the period of availability of the $6,000,000 secured line of credit that the Bank holds available to Winston Resources, Inc.

          Notwithstanding the foregoing, the aggregate outstanding principal amount of all advances under this line of credit shall not exceed the lesser of $6,000,000 or an amount equal to the sum of the following:

          1. 80% of each account receivable of the Company (including the Company's Winston Advertising Agency division) or any of Winston Personnel of Boca Raton, Inc., WIN- PAY, Inc., Winston Personnel Inc. of New Jersey, Winston Professional Staffing, Inc., Winston Staffing Services, Inc., Winston Cosmopolitan, Inc., Winston Franchise Corp. and Roth Young Personnel Services, Inc. (collectively, the "Subsidiaries") (i) which was generated in connection with the placement of temporary employees or in connection with advertising,
(ii) in respect of which the Bank has a perfected first priority security interest and (iii) in respect of which no amount is unpaid for more than 90 days (or in the case of an account receivable, the relevant account debtor on which is a hospital, 120 days) past the date of the related invoice; plus

          2. 50% of each account receivable of the Company or any of the Subsidiaries (i) which was generated in connection with the placement of permanent employees, (ii) in respect of which the Bank has a perfected first priority security interest and (iii) in respect of which no amount is unpaid for more than 90 days past the date of the related invoice.

          Advances under this line of credit shall be evidenced by, shall be payable as provided in, and shall bear interest at the rate specified in, the Promissory Note dated November 26, 1996 made by the Company to the order of the Bank in the principal amount of $6,000,000.

          All obligations of the Company to the Bank with respect to this line of credit shall be jointly and severally guaranteed by the Subsidiaries pursuant to the Guaranty Agreement dated November 26, 1996 between the Subsidiaries and the Bank. In addition, all obligations of the Company and the Subsidiaries to the Bank with respect to this line of credit shall be secured pursuant to the Security Agreement dated November 26, 1996 among the Company, the Subsidiaries and the Bank which grants the Bank a first and prior security interest in all accounts receivable of the Company and the Subsidiaries.

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

          b. Within 15 days after the end of each month, a borrowing base certificate and an aging schedule of the accounts receivable of the Company and the Subsidiaries, in each case as of the end of such month; and

          c. Promptly upon the Bank's request therefor, such other information as the Bank may reasonably request from time to time.

          As you know lines of credit are cancellable at any time by either party and, in addition, any advance under this line of credit is subject to the Bank's satisfaction, at the time of such advance, with the condition (financial and otherwise), business, prospects, properties, assets, ownership, management and operations of each of the Company and each of the Subsidiaries and with the collateral for this line of credit. Unless cancelled earlier as provided in the first sentence of this paragraph, this line of credit shall be held available until October 9, 1999.

         Very truly yours,

         THE BANK OF NEW YORK



         By _________________
         Sanjay S Shirali
         Vice President