Form 10-Q
period 1999-03-31
WINSTON RESOURCES INC
filed 1999-05-12
CIK 815274

U.S. SECURITIES AND EXCHANGE COMMISSION
                                               Washington D.C. 20549

                                                     FORM 10-Q

(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) Of The Securities Exchange Act of 1934: For the quarterly period ended March 31, 1999.

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

                         Yes [X] No [ ]

                                       APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,233,521 shares of Common Stock, par value $.01 per share, outstanding on May 7, 1999.

                                     WINSTON RESOURCES, INC. AND SUBSIDIARIES


                                                       Index



                                                                                                              Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

  The following financial statements of the Registrant are included:

  Condensed Consolidated Balance Sheets - March 31, 1999
  (unaudited) and December 31, 1998                                                                             3-4

  Condensed Consolidated Statements of Income
  (unaudited)  - Three Months Ended March 31, 1999 and 1998                                                       5

  Condensed Consolidated Statements of Cash Flows
  (unaudited) - Three Months Ended March 31, 1999 and 1998                                                      6-7

  Notes to Condensed Consolidated Financial Statements
  (unaudited)                                                                                                   8-9

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations                                                              10-12

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                                                        13

Item 2. Changes in Securities                                                                                    13

Item 3. Defaults Upon Senior Securities                                                                          13

Item 4. Submission of Matters to a Vote of Security-Holders                                                      13

Item 5. Other Information                                                                                        13

Item 6. Exhibits and Reports on Form 8-K                                                                         13


                                     WINSTON RESOURCES, INC. AND SUBSIDIARIES



                                          PART I - FINANCIAL INFORMATION



Item 1.  FINANCIAL STATEMENTS

                                       Condensed Consolidated Balance Sheets
                                                    (Unaudited)

Assets                                                                                     March 31, 1999         December 31, 1998


                 Current Assets:

                  Cash and Cash Equivalents                                                  $  2,526,000              $  2,047,000



                  Accounts receivable, trade, net                                               8,512,000                 9,036,000



                  Prepaid expenses and other
                   current assets                                                                 209,000                   118,000

                  Securities available for sale                                                   432,000                   455,000

                  Total current assets                                                         11,679,000                11,656,000



                 Property and equipment, net                                                      649,000                   649,000



                 Other Assets:

                  Security deposits and
                  other assets                                                                    625,000                   614,000



                 Total Assets                                                                 $12,953,000               $12,919,000

                                         Condensed Consolidated Balance Sheets
                                                  Continued On Next Page.
                                           SEE NOTES TO CONDENSED CONSOLIDATED
                                                     FINANCIAL STATEMENTS

                                      WINSTON RESOURCES, INC. AND SUBSIDIARIES


                                        Condensed Consolidated Balance Sheets
                                                            (Unaudited)


                                                                                    March 31, 1999                December 31, 1998
                 Current liabilities:
                  Accounts payable and accrued
                   expenses                                                          $   5,045,000                     $  5,342,000
                  Capital lease obligations                                                 19,000                           18,000
                     Total current liabilities                                           5,064,000                        5,360,000


                  Deferred rent                                                            242,000                          255,000
                  Long-term portion of capital
                   lease obligations                                                        12,000                           17,000
                      Total liabilities                                                  5,318,000                        5,632,000

                 Stockholders' equity:
                  Preferred stock - $100 par
                    value; authorized 2,000,000
                    shares, no shares issued

                  Common stock - $.01 par
                    value; authorized
                    10,000,000 shares, issued
                    and outstanding - 3,228,521                                             32,000                           32,000
                    shares at March 31, 1999
                    and 3,228,121 shares at
                    December 31, 1998
                  Additional paid-in capital                                             4,456,000                        4,456,000
                  Retained earnings                                                      2,972,000                        2,612,000
                  Unrealized gain on securities
                   available-for-sale, net                                                 175,000                          187,000
                    Total stockholders' equity                                           7,635,000                        7,287,000
                    Total liabilities and
                    stockholders' equity                                             $  12,953,000                    $  12,919,000


                                            SEE NOTES TO CONDENSED CONSOLIDATED
                                                       FINANCIAL STATEMENTS.

         WINSTON RESOURCES, INC. AND SUBSIDIARIES



                                    Condensed Consolidated Statements of Income
                                                    (Unaudited)




                                                                                                    Three Months Ended
                                                                                                        March 31

                                                                                       1999                          1998
Revenue:

  Placement fees and related income                                                        $14,806,000                 $14,409,000

Operating expenses:
  Compensation and other benefits                                                           11,816,000                  11,393,000
  Selling, general and administrative                                                        2,321,000                   2,372,000
                                                                                            14,137,000                  13,765,000
Income from operations                                                                         669,000                     644,000
Interest expense (income), net                                                                   2,000                     (14,000)
Income before provision for income taxes                                                       669,000                     658,000

Provision for income taxes                                                                     307,000                     303,000
Net income                                                                                 $   360,000                 $   355,000

Basic earnings per share                                                                   $      0.11                 $      0.11

Diluted earnings per share                                                                 $      0.11                 $      0.10



                                        SEE NOTES TO CONDENSED CONSOLIDATED
                                               FINANCIAL STATEMENTS

                                        WINSTON RESOURCES, INC. AND SUBSIDIARIES


                                Condensed Consolidated Statements of Cash Flows
                                                    (Unaudited)



                                                                                                        Three Months Ended
                                                                                                            March 31

                                                                                          1999                          1998
Cash Flows from operating activities:

Net income                                                                                      $360,000                   $355,000

Adjustments to reconcile net income
  to net cash provided by operating activities

Depreciation and amortization                                                                     45,000                     44,000
Deferred rent                                                                                    (13,000)                   (12,000)
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable                                                       524,000                   (805,000)
(Increase) Decrease in prepaid
  expenses and other current assets                                                              (91,000)                    53,000
(Increase) in security deposits and
  other assets                                                                                   (11,000)                   (18,000)
(Decrease) Increase in accounts payable and
  accrued expenses and income taxes payable                                                     (288,000)                   976,000


Net cash provided by  operating activities                                                       526,000                    593,000

Cash flows (used in) investing
   activities:

   Purchases of property and equipment                                                           (44,000)                   (70,000)


                                 Condensed Consolidated Statement of Cash Flows
                                              Continued On Next Page.

                                            SEE NOTES TO CONDENSED CONSOLIDATED
                                                   FINANCIAL STATEMENTS

         WINSTON RESOURCES, INC. AND SUBSIDIARIES



                                 Condensed Consolidated Statements of Cash Flows
                                                    (Unaudited)



                                                                                                        Three Months Ended
                                                                                                             March 31



                                                                                     1999                               1998

Cash flows (used in) provided by financing activities:

 Proceeds from exercise of options                                                                1,000                       6,000

 Repayment of capital leases                                                                     (4,000)                     (3,000)

Net cash (used in) provided by financing activities                                              (3,000)                      3,000

Net increase in cash                                                                            479,000                     526,000

Cash at beginning of period                                                                   2,047,000                     445,000

Cash at end of period                                                                        $2,526,000                   $ 971,000

Supplemental cash flows information:

   Cash paid during the period for:

    Interest                                                                                 $    7,000                    $  1,000

    Income taxes                                                                                293,000                      22,000






                                             SEE NOTES TO CONDENSED CONSOLIDATED
                                                       FINANCIAL STATEMENTS.

                                        WINSTON RESOURCES, INC. AND SUBSIDIARIES


                           Notes To Condensed Consolidated Financial Statements


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary to present fairly the financial position of the Company as of March 31, 1999 the results of its operations for the three months ended March 31, 1999 and 1998 and changes in its cash flows for the three months ended March, 31, 1999 and 1998. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three months ended March 31, 1999 are not necessarily indicative of operating results that may be expected for the year ending December 31, 1999. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.       Comprehensive Income

         Total comprehensive income was $348,000 and $414,000 for the three months ended March 31, 1999 and 1998.

3.       Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 1999 and 1998.

                                                                                       1999                  1998
                                                                             ----------------------------------------------
   Numerator:
         Net income                                                                        $360,000              $355,000
                                                                             ----------------------------------------------
   Denominator
         Denominator for basic earnings per
         share- weighted-average shares                                                   3,228,330             3,217,965
         Effect of dilutive securities:
           Stock options                                                                    195,967               326,431
                                                                             ----------------------------------------------
         Denominator for diluted earnings per
         share-adjusted weighted-average
         shares and assumed conversions                                                   3,424,297             3,544,396
                                                                             ----------------------------------------------
   Basic earnings per share                                                                    $.11                  $.11
                                                                             ==============================================
   Diluted earnings per share                                                                  $.11                  $.10
                                                                             ==============================================


                                        WINSTON RESOURCES, INC. AND SUBSIDIARIES


                           Notes To Condensed Consolidated Financial Statements


4.       Segment Information

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

                                                      Year ended March 31, 1999
                                                                 Placement           Recruitment
                                                                  Services           Advertising             Total
                                                           ---------------------------------------------------------------

Placement fees and related income                                    13,368,000            1,676,000          15,044,000
Inter-segment placement fees
  and related income                                                     16,000              221,000             238,000
Interest expense                                                          7,000                   --               7,000
Depreciation and amortization                                            42,000                3,000              45,000
Income Tax expense                                                      313,000               (6,000)            307,000
Segment profit                                                          374,000              (14,000)            360,000
Segment assets                                                       12,141,000              812,000          12,953,000
Expenditures to long-lived assets                                        25,000               19,000              44,000



                                                    Year ended March 31, 1998
                                                                 Placement           Recruitment
                                                                  Services           Advertising             Total
                                                           ---------------------------------------------------------------

Placement fees and related income                                    12,936,000            1,692,000          14,628,000
Inter-segment placement fees
  and related income                                                     12,000              207,000             219,000
Interest expense                                                          2,000                   --               2,000
Depreciation and amortization                                            41,000                3,000              44,000
Income Tax expense                                                      303,000                   --             303,000
Segment profit                                                          355,000               --                 355,000

Segment assets                                                       10,063,000              820,000          10,883,000
Expenditures to long-lived assets                                        64,000                6,000              70,000



                                     WINSTON RESOURCES, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months ended March 31, 1999 compared to the Three Months ended March 31, 1998.

Revenues

Revenues increased by approximately $ 397,000 or 3%. The increase in the quarter ended March 31, 1999 is primarily due to the increase in temporary staffing revenues as compared to the corresponding period in 1998.

Operating Expenses

Operating expenses increased approximately 3% in the quarter ended March 31, 1999 as compared to the corresponding period in 1998. Compensation and other benefits increased approximately 4% mainly due to increased compensation and compensation related costs associated with the increase in revenues. Selling, general and administrative expenses decreased slightly as compared to the corresponding period in 1998.

Interest expense net of interest income increased slightly in 1999. There were no borrowings under the Company's credit facility in 1999 and 1998.

Operating Results

Net income for the three month period ended March 31, 1999 was approximately $360,000 or $.11 basic earnings per common share and $.11 diluted earnings per common share as compared to net income of approximately $355,000 or $.11 basic earnings per common share and $.10 diluted earnings per common share in the quarter ended March 31, 1998. The results reflect increased revenues being partially offset by the increase in operating expenses.

                                     WINSTON RESOURCES, INC. AND SUBSIDIARIES


Liquidity and Capital Resources

Cash provided by operating activities was $526,000 in 1999. In addition to net income, cash flow from operating activities was affected by a decrease in accounts receivable offset by increases in prepaid expenses and other current assets, and decreased accounts payable and accrued expenses. In 1998, cash provided by operating activities was $593,000. Working capital on March 31, 1999 was approximately $6,615,000 as compared to $6,296,000 on December 31, 1998. Cash used in investing activities was $44,000 due to the purchase of property and equipment and financing activities used cash of $3,000 (exercise of options offset by the repayment of capital lease obligations) in 1999. The Company has no material commitments for capital expenditures during 1999.

The Company has a secured credit facility providing for short-term advances to a maximum of $6,000,000 based on up to 80% of eligible accounts receivable, as defined, under which no amounts are outstanding.

Management believes that the Company's facility and cash from its operations will be sufficient to support current operations and any currently foreseeable increase in activity.

Inflation

To date, the impact of inflation and changing prices on the Company's business has been minimal. The Company charges its customers percentages of the salaries and wages of permanent and temporary employees, which causes its fee income to increase proportionately as salaries and wages increase.

Forward-Looking Statements

This report contains forward-looking statements and information that is based on management's beliefs and assumptions, as well as information currently available to management. Such beliefs and assumptions are based on, among other things, the Company's operating and financial performance over recent years and its expectations about its business for the current fiscal year. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including, but not limited to, the possibility that (a) prevailing economic conditions may significantly deteriorate, thereby reducing the demand for the Company's services, (b) the Company might experience a significant deterioration in its collection of accounts receivable and (c) regulatory or legal changes might affect an employer's decision to utilize the Company's services, although none of such risks are anticipated at the present time. Should one or more of these or any other risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected.

Year 2000 Issues

The Company has assessed its computer information systems and has taken necessary steps to ensure its systems are Year 2000 compliant. The Company's computer systems consultants have represented to the Company in writing that, as presently configured, the Company's systems are Year 2000 compliant. No special costs were incurred in order to make the systems compliant, and the cost of testing such compliance, which was completed at December 31, 1998, was not material.

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

The Company has implemented a contingency plan involving creation of a back-up computer capability as a result of which all of its systems and files will be redundant so that if its principal offices in New York City become inaccessible, its operations may be conducted from other Company offices located in New Jersey. Such contingency plan was implemented in the first quarter of 1999.

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


                                              WINSTON RESOURCES, INC.

                                                    By: /s/ Seymour Kugler
                                                        ------------------------
                                                         Seymour Kugler
                                                         Chairman of the Board
                                                         and President


                                                    By: /s/ Jesse Ulezalka
                                                        ------------------------
                                                         Jesse Ulezalka
                                                         Chief Financial Officer


Dated:  May 7, 1999