Form 10-Q
period 1999-06-30
WINSTON RESOURCES INC
filed 1999-08-12
CIK 815274

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

                         Yes [X] No [ ]

          APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,233,521 shares of Common Stock, par value $.01 per share, outstanding on August 6, 1999.

                    WINSTON RESOURCES, INC. AND SUBSIDIARIES

                                                       Index

                                                                                                               Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

  The following financial statements of the Registrant are included:

  Condensed Consolidated Balance Sheets - June 30, 1999
  (unaudited) and December 31, 1998                                                                             3-4

  Condensed Consolidated Statements of Income
  (unaudited)  - Three Months Ended June 30, 1999 and 1998                                                        5

 Condensed Consolidated Statements of Income
  (unaudited)  - Six Months Ended June 30, 1999 and 1998                                                          6

 Condensed Consolidated Statements of Cash Flows
  (unaudited) - Three Months Ended June 30, 1999 and 1998                                                       7-8

  Notes to Condensed Consolidated Financial Statements
  (unaudited)                                                                                                  9-12

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations                                                              13-16

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                                                        17

Item 2. Changes in Securities                                                                                    17

Item 3. Defaults Upon Senior Securities                                                                          17

Item 4. Submission of Matters to a Vote of Security-Holders                                                      17

Item 5. Other Information                                                                                        18

Item 6. Exhibits and Reports on Form 8-K                                                                         18


                    WINSTON RESOURCES, INC. AND SUBSIDIARIES

                                   ___________

                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                         PART I - FINANCIAL INFORMATION



Item 1.           FINANCIAL STATEMENTS


Assets                                                                   June 30, 1999                     December 31, 1998

                 Current Assets:
                  Cash and cash equivalents                                      $  2,617,000                   $  2,047,000


                  Accounts receivable, trade, net                                   8,298,000                      9,036,000


                  Prepaid expenses and other
                   current assets                                                     675,000                        118,000
                  Securities available for sale                                       477,000                        455,000
                  Total current assets                                             12,067,000                     11,656,000

                 Property and equipment, net                                          633,000                        649,000

                 Other Assets:
                  Security deposits and
                  other assets                                                        619,000                        614,000

                 Total Assets                                                     $13,319,000                    $12,919,000



                      Condensed Consolidated Balance Sheets
                             Continued On Next Page.
                       SEE NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                    WINSTON RESOURCES, INC. AND SUBSIDIARIES


                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                  June 30, 1999                     December 31, 1998

Current liabilities:
 Accounts payable and accrued
  expenses                                                           $   4,980,000                          $  5,342,000
 Capital lease obligations                                                  19,000                                18,000
    Total current liabilities                                            4,999,000                             5,360,000


 Deferred rent                                                             230,000                               255,000
 Long-term portion of capital
  lease obligations                                                          7,000                                17,000
     Total liabilities                                                   5,236,000                             5,632,000

Stockholders' equity:
 Preferred stock - $100 par
   value; authorized 2,000,000
   shares, no shares issued

 Common stock - $.01 par
   value; authorized
   10,000,000 shares, issued
   and outstanding - 3,233,521
   shares at June 30, 1999
   and 3,228,121 shares at
   December 31, 1998                                                        32,000                                32,000
 Additional paid-in capital                                              4,462,000                             4,456,000
 Retained earnings                                                       3,389,000                             2,612,000
 Unrealized gain on securities
  available-for-sale, net                                                  200,000                               187,000
   Total stockholders' equity                                            8,083,000                             7,287,000
   Total liabilities and
   stockholders' equity                                              $  13,319,000                         $  12,919,000



                       SEE NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                    WINSTON RESOURCES, INC. AND SUBSIDIARIES



                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                          June 30

                                                                                   1999                   1998
Revenue:

  Placement fees and related income                                        $ 14,967,000             $15,098,000

Operating expenses:
  Compensation and other benefits                                            11,923,000              11,804,000
  Selling, general and administrative                                         2,271,000               2,486,000
                                                                             14,194,000              14,290,000

Income from operations                                                          773,000                 808,000

Interest expense (income), net                                                    2,000                 (16,000)
Income before provision for income taxes                                        771,000                 824,000

Provision for income taxes                                                      354,000                  379,000
Net income                                                                  $   417,000             $   445,000

Basic earnings per share                                                    $      0.13             $      0.14

Diluted earnings per share                                                  $      0.12             $      0.13



                       SEE NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                    WINSTON RESOURCES, INC. AND SUBSIDIARIES



                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                                June 30

                                                                                      1999                    1998
Revenue:

  Placement fees and related income                                           $ 29,773,000             $29,506,000

Operating expenses:
  Compensation and other benefits                                               23,739,000              23,197,000
  Selling, general and administrative                                            4,592,000               4,857,000
                                                                                28,331,000              28,054,000

Income from operations                                                           1,442,000               1,452,000

Interest expense (income), net                                                       4,000                (30,000)
Income before provision for income taxes                                         1,438,000               1,482,000

Provision for income taxes                                                         661,000                 682,000
Net income                                                                     $   777,000             $   800,000

Basic earnings per share                                                       $      0.24             $      0.25

Diluted earnings per share                                                     $      0.23             $      0.23


                       SEE NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                    WINSTON RESOURCES, INC. AND SUBSIDIARIES


                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                            Six Months Ended
                                                                                                June 30

                                                                                          1999                    1998
Cash Flows from operating activities:

Net income                                                                           $777,000                 $800,000

Adjustments to reconcile net income
  to net cash provided by operating activities

Depreciation and amortization                                                          92,000                   93,000
Deferred rent                                                                         (25,000)                (24,000)
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable                                            738,000              (1,040,000)
(Increase) in prepaid
  expenses and other current assets                                                  (192,000)                (65,000)
(Increase) in security deposits and
  other assets                                                                         (5,000)                (37,000)
(Decrease) Increase in accounts payable and
  accrued expenses and income taxes payable                                          (362,000)               1,704,000


Net cash provided by  operating activities                                          1,023,000                1,431,000

Cash flows (used in) investing
   activities:

   Purchases of property and equipment                                                (85,000)               (231,000)


                 Condensed Consolidated Statement of Cash Flows
                             Continued On Next Page.

                       SEE NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                    WINSTON RESOURCES, INC. AND SUBSIDIARIES


                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                              Six Months Ended
                                                                                                  June 30

                                                                                          1999                        1998
Cash flows (used in) provided by  financing activities:
 Deferred expenses related to tender offer of common stock                             365,000                          --
 Proceeds from exercise of options                                                       6,000                       6,000
 Repayment of capital leases                                                           (9,000)                     (8,000)
Net cash (used in) provided by financing activities                                  (368,000)                     (2,000)
Net increase in cash                                                                   570,000                   1,198,000
Cash at beginning of period                                                          2,047,000                     445,000
Cash at end of period                                                               $2,617,000                 $ 1,643,000
Supplemental cash flows information:

   Cash paid during the period for:

    Interest                                                               $           11,000                     $  3,000
    Income taxes                                                                      753,000                      528,000



                       SEE NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                    WINSTON RESOURCES, INC. AND SUBSIDIARIES
                                _________________
              Notes To Condensed Consolidated Financial Statements
                                _________________

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) necessary to present fairly the financial position of the Company as of June 30, 1999 the results of its operations for the three months and six months ended June 30, 1999 and 1998 and changes in its cash flows for the three months ended June 30, 1999 and 1998. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and
          Article 10 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six months ended June 30, 1999 are not necessarily indicative of operating results that may be expected for the year ending December 31, 1999. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.        Comprehensive Income

          Total comprehensive income was $789,000 and $864,000 for the six months ended June 30, 1999 and 1998.

          Total comprehensive income was $441,000 and $504,000 for the three months ended June 30, 1999 and 1998.

3.        Earnings Per Share

          The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 1999 and 1998.

                                                                                           THREE   MONTHS
                                                                                       1999                  1998
                                                                   ------------------------------------------------
   Numerator:
         Net income                                                                $417,000              $445,000
                                                                   ------------------------------------------------
            Denominator
                  Denominator for basic earnings per
         share- weighted-average shares                                           3,231,978             3,220,620
         Effect of dilutive securities:
           Stock options                                                            216,724               336,067
                                                                   ------------------------------------------------
                  Denominator for diluted earnings per
         share-adjusted weighted-average
         shares and assumed conversions                                           3,448,702             3,556,687
                                                                   ------------------------------------------------
   Basic earnings per share                                                            $.13                  $.14
                                                                   ================================================
   Diluted earnings per share                                                          $.12                  $.13





                                                                                      SIX   MONTHS
                                                                                       1999                     1998
                                                                      ------------------------------------------------
   Numerator:
         Net income                                                                $777,000                 $800,000
                                                                      ------------------------------------------------
            Denominator
                  Denominator for basic earnings per
         share- weighted-average shares                                           3,230,222                3,219,301
         Effect of dilutive securities:
           Stock options                                                            204,153                  328,855
                                                                      ------------------------------------------------
                  Denominator for diluted earnings per
         share-adjusted weighted-average
         shares and assumed conversions                                           3,434,375                3,548,156
                                                                      ------------------------------------------------
   Basic earnings per share                                                            $.24                     $.25
                                                                      ================================================
   Diluted earnings per share                                                          $.23                     $.23


                                                             10

                    WINSTON RESOURCES, INC. AND SUBSIDIARIES

                                _________________
              Notes To Condensed Consolidated Financial Statements
                                _________________

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

                                          Three Months ended June 30, 1999

                                                             Placement Services    Recruitment Advertising          Total
                                                           ---------------------------------------------------------------

Placement fees and related income                                    13,469,000            1,498,000          14,967,000
Inter-segment placement fees
  and related income                                                      9,000              188,000             197,000
Interest expense                                                          4,000                   --               4,000
Depreciation and amortization                                            44,000                3,000              47,000
Income Tax expense                                                      380,000             (26,000)             354,000
Segment profit                                                          441,000             (24,000)             417,000
Segment assets                                                       12,528,000              791,000          13,319,000
Expenditures to long-lived assets                                        33,000                8,000              41,000



                                          Three Months ended June 30, 1998

                                                             Placement Services  Recruitment Advertising     Total
                                                           ---------------------------------------------------------------

Placement fees and related income                                    13,265,000            1,833,000          15,098,000
Inter-segment placement fees
  and related income                                                     19,000              205,000             224,000
Interest expense                                                          1,000                   --               1,000
Depreciation and amortization                                            47,000                3,000              50,000
Income Tax expense                                                      369,000               10,000             379,000

Segment profit                                                          434,000               11,000             445,000


Segment assets                                                       11,080,000              913,000          11,993,000
Expenditures to long-lived assets                                       155,000                6,000             161,000





                                            Six Months ended June 30, 1999

                                                             Placement Services  Recruitment Advertising      Total
                                                           ---------------------------------------------------------------

Placement fees and related income                                    26,599,000            3,174,000          29,773,000
Inter-segment placement fees
  and related income                                                     26,000              409,000             435,000
Interest expense                                                         11,000                   --              11,000
Depreciation and amortization                                            86,000                6,000              92,000
Income Tax expense                                                      693,000             (32,000)             661,000
Segment profit                                                          815,000             (38,000)             777,000
Segment assets                                                       12,528,000              791,000          13,319,000
Expenditures to long-lived assets                                        58,000               27,000              85,000



                                         Six Months ended June 30, 1998

                                                             Placement Services  Recruitment Advertising     Total
                                                           ---------------------------------------------------------------

Placement fees and related income                                    25,981,000            3,525,000          29,506,000
Inter-segment placement fees
  and related income                                                     31,000              424,000             455,000
Interest expense                                                          3,000                   --               3,000
Depreciation and amortization                                            88,000                5,000              93,000
Income Tax expense                                                      672,000               10,000             682,000
Segment profit                                                          789,000               11,000             800,000

Segment assets                                                       11,080,000              913,000          11,993,000
Expenditures to long-lived assets                                       225,000                6,000             231,000


                    WINSTON RESOURCES, INC. AND SUBSIDIARIES
                                  _____________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months ended June 30, 1999 compared to the Three Months ended June 30, 1998.

Revenues

Revenues decreased by approximately $ 131,000 or 1%. The decrease in the quarter ended June 30, 1999 is primarily due to a decrease in advertising and placement fees revenue offset by an increase in temporary staffing revenues as compared to the corresponding period in 1998.

Operating Expenses

Operating expenses decreased approximately 1% in the quarter ended June 30, 1999 as compared to the corresponding period in 1998. Compensation and other benefits increased approximately 1% mainly due to increased compensation and compensation related costs associated with the increase in temporary staffing revenues. Selling, general and administrative expenses decreased 9% primarily reflecting decreased advertising costs as compared to the corresponding period in 1998.

Interest expense net of interest income increased slightly in 1999. There were no borrowings under the Company's credit facility in 1999 and 1998.

Operating Results

Net income for the three month period ended June 30, 1999 was approximately $417,000 or $.13 basic earnings per common share and $.12 diluted earnings per common share as compared to net income of approximately $445,000 or $.14 basic earnings per common share and $.13 diluted earnings per common share in the quarter ended June 30, 1998. The results reflect decreased revenues being partially offset by the decrease in operating expenses.

                    WINSTON RESOURCES, INC. AND SUBSIDIARIES
                                  _____________


Results of Operations for the Six Months ended June 30, 1999 compared to the Six Months ended June 30, 1998.

Revenues

Revenues increased by approximately $ 267,000 or 1%. The increase in the six months ended June 30, 1999 is primarily due to the increase in temporary staffing revenues partially offset by a decrease in advertising and placement fees revenues as compared to the corresponding period in 1998.

Operating Expenses

Operating expenses increased approximately 1% in the six months ended June 30, 1999 as compared to the corresponding period in 1998. Compensation and other benefits increased approximately 2% mainly due to increased compensation and compensation related costs associated with the increase in temporary staffing revenues. Selling, general and administrative expenses decreased 5% primarily reflecting decreased advertising costs as compared to the corresponding period in 1998.

Interest expense net of interest income increased slightly in 1999. There were no borrowings under the Company's credit facility in 1999 and 1998.

Operating Results

Net income for the six month period ended June 30, 1999 was approximately $777,000 or $.24 basic earnings per common share and $.23 diluted earnings per common share as compared to net income of approximately $800,000 or $.25 basic earnings per common share and $.23 diluted earnings per common share in the quarter ended June 30, 1998. The results reflect increased revenues being partially offset by the increase in operating expenses.

                    WINSTON RESOURCES, INC. AND SUBSIDIARIES
                                  _____________

Liquidity and Capital Resources

Cash provided by operating activities was $1,023,000 in 1999. In addition to net income, cash flow from operating activities was affected by a decrease in accounts receivable offset by increases in prepaid expenses and other current assets, and decreased accounts payable and accrued expenses. In 1998, cash provided by operating activities was $1,431,000. Working capital on June 30, 1999 was approximately $7,068,000 as compared to $6,296,000 on December 31, 1998. Cash used in investing activities was $85,000 due to the purchase of property and equipment and financing activities used cash of $3,000 (exercise of options offset by the repayment of capital lease obligations) in 1999.

The Company recently announced that, subject to availability of financing and satisfaction of certain other conditions, it will make an offer to purchase all outstanding shares of its common stock at a price of $4.625 per share. Excluding shares held by the family of Seymour Kugler, the Company's Chairman and founder, which are not being tendered, there are approximately 1,700,000 shares issued and outstanding. Including costs and expenses of the offer, it is anticipated that approximately $10,200,000 will be required to consummate such offer if all such shares are tendered and all outstanding stock options are retired at net value. The Company has received a conditional commitment from its current lender for a term loan of $6,500,000 and an increase in its secured revolving credit facility from a maximum $6,000,000 to $10,000,000, which in the aggregate, together with the term loan, should permit the Company to fund its requirements in connection with the proposed offer. Furthermore, such facility and cash from operations should be sufficient to support current operations and any currently foreseeable increase in activity. The Company has no other material commitments for capital expenditures during 1999.

The Company's credit facility provides for short-term advances, based on up to 80% of eligible accounts receivable, as defined. Currently, no amounts are outstanding.

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

                                   ___________

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

             None

Item 2.  Changes in Securities

             None

Item 3.  Defaults Upon Senior Securities

             None

Item 4.  Submission of Matters to a Vote of Security-Holders

         The Company's Annual Meeting of Stockholders was held on May 19, 1999 (the "Meeting"). At the Meeting, the Company's stockholders voted upon and approved the election of three directors and the ratification of Ernst & Young, LLP as the independent auditors of the Company for the fiscal year ending December 31, 1999. The holders of the Company's Common Stock voted on all matters submitted for a vote at the Meeting. The number of votes cast for, against or withheld, as well as the number of abstentions, as to each such matter is set forth below:

Election of Directors
                             For                     Withheld
Seymour Kugler            2,490,252                     1,600
Alan Wolf                 2,490,252                     1,600
Gregg S. Kugler           2,490,252                     1,600


                            For                      Against           Abstain
Ratification of
Appointment of Auditors  2,489,852                     1,900             100

Item 5.  Other Information

The Company announced on June 16, 1999 that its Board of Directors has approved and authorized the Company to make a cash tender offer for all outstanding shares of its common stock other than those held by the Company's Chairman of the Board, Seymour Kugler, and members of his family, who own collectively approximately 47% of the issued and outstanding shares. The offer price is $4.625 per share, net to sellers, in cash. On June 15, 1999, the last full trading day prior to the announcement of the tender offer, the Closing price per share of the Company's Common Stock was $2.875 per share. The Company will pay all fees and expenses relating to the tender offer and tendering stockholders will not be required to pay any brokerage fees or commissions. The Company anticipates following the tender offer with a cash merger at the same price per share for any remaining untendered shares. The tender offer will commence as soon as practicable following all required filings with the Securities and Exchange Commission.

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


Dated:  August 6, 1999